Form 10-K405
period 1997-04-30
ENERGY RESERVE INC
filed 1997-11-13
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10K

                  ANNUAL REPORT PURSUANT TO SECTION 113 OF 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended April 30, 1997, Commission File #0-8006


                              ENERGY RESERVE, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

          Arizona                                               86-0220617
-------------------------------                            ------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                               Identification #)

             100 West Clarendon, Suite 450, Phoenix, Arizona 85013
             -----------------------------------------------------
                (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (602)  264-1897

Securities registered pursuant to Section 12 (b) of the Act:  (None)

Securities registered pursuant to Section 12 (g) of the Act:  (None)

                        Common stock, without par value
                        -------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

State the aggregate market value of the voting stock held by non-affiliates for the registrant's (the aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

                           $2,687,188 at July 1, 1997
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants.)
                          19,905,188 as of July 1, 1997
--------------------------------------------------------------------------------

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 4249B) or
(C) under the Securities Act of 1933. (The listed documents should be clearly described for identification purposes.)

                              ENERGY RESERVE, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      (a)  GENERAL DEVELOPMENT OF BUSINESS

      Energy Reserve, Inc. (the Company) has been primarily engaged in the business of acquiring, developing, and selling oil properties, and of producing and selling crude oil for its own account in the United States. As such the Company has not and does not engage in refining or retail marketing operations. As of November 1, 1994 the Company acquired 100 percent ownership of Transit Services, Inc., a manufacturer and distributor of temperature recording instruments.

      The Company was incorporated as Mericle Oil Company in July 1968, under the laws of the Sate of Arizona. The name was changed to Energy Reserve, Inc. in August, 1975. Its executive offices are located at 100 West Clarendon, Suite 450, Phoenix, Arizona 85013, and its telephone number is (602) 264-1897. Except where the context otherwise indicates, all references to the "Company" are to Energy Reserve, Inc. and its wholly owned subsidiaries, Twin-Chart, Inc. its wholly owned subsidiary Transit Services, Inc., ERES Cogenics, Inc., Energy Reserve Financial Corporation, Energy Reserve Holdings, Inc. and National On-Site Check Cashing Inc. Of Arizona, a 75% owned subsidiary.

      (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company has two industry segments: (1) crude oil production and development; and (2) production and distribution of temperature recording devices. The following table summarizes the assets, revenues and operating results attributable to the Company's operations by industry segments for the date and periods indicated.

                                            1997         1996           1995*
                                            ----         ----           ----
 Revenues
 (1) Oil production-Y/E 4/30             $    9,647   $      -0-    $       -0-
 (2) Temperature recorders-Y/E-4/30*     $7,444,170   $6,864,519    $ 3,010,282

 Operating profit or loss:
 (1) Oil production-Y-E 4/30             $1,013,248   $  116,138    $ (288,037)
 (2) Temperature recorders-Y/E-4/30*     $(142,607)   $   51,883    $  373,525

 Identifiable assets
 (1) Oil production-Y/E 4/30             $3,811,149   $3,756,947    $3,775,452
 2) Temperature recorders-4/30           $3,142,207   $2,798,723    $2,186,470

* The temperature recorder industry segment was not a part of Company operations until 11/1/94 (6 months period).

      (c)  NARRATIVE DESCRIPTION OF BUSINESS

       OIL PRODUCTION OPERATIONS

      The Company's oil activities include the drilling of development wells and the development and operation of such properties for production of oil. Since 1980, the Company has principally financed these activities by borrowings, sales of non-operating assets, issuances of its common stock and from operations. During the three years covered by this report the Company has only had crude oil production or sales in March 1997, when production sales were reactivated..

      In 1986, as a means to maximize production through steam enhancement of its significant heavy crude (130 API) reserves, the Company undertook a project to construct a Cogeneration (COGEN) and Thermal Enhanced Oil Recovery (TEOR) at its oil leases in the Chico-Martinez field, Kern County, California. The COGEN/TEROR facility as contracted with Pacific Gas & Electric Company(PG&E), a California public utility, was a 45 MW project consisting of two phases; Phase One being 20.5 MW and Phase Two being 24.5 MW. Problems arose with PG&E, principally dealing with the power transmission routing and inter-connection, which prevented the Company from meeting the contract deadline.

      The present status, including a complaint filed with the California Public Utilities Commission against PG&E, and the future plans of the Company pertaining to it oil production and the COGEN/TEOR operation are discussed under the respective properties captions elsewhere in this report under Item 2., Description of Properties - Mitchel and Bacon Hills leases. The Company's plans to augment it's oil operations in California include by late 1997, a 10 to 14 well enhanced oil recovery project at the Chico-Martinez Field. The project will be a "Qualified Enhanced Oil Recovery Project" as defined by the Omnibus Budget Reconciliation Act of 1990 with resultant entitlements of substantial federal income tax benefits. The organizational structure of the enhanced oil project will be such as to enable investor financing of the project.

      Actual drilling operations are not undertaken by the Company, but are conducted by third-party drilling contractors. The Company, however, may act as operator of such projects, thereby supervising exploration, drilling, and production activities. Since 1980, virtually all of the Company's development activities have been on its Kern County Leases which the Company acquired by cash and/or issuance of shares of its common stock to be held for investment( investment shares) .

      The source and availability of raw materials are not critical or significant factors in the oil production operations of the Company.

      The operations of the Company are non seasonal

      The Company does not and is not required to carry significant amounts of inventory for its oil operations and neither Company nor industry practices provide extended payment terms to customer.

      The oil operations of the Company are not dependent upon a single or a few customers, nor would the loss of any one customer have a materially adverse effect upon the earnings or financial position of the Company.

      Backlog of orders is not a factor in the crude oil operations of the Company.

      The oil and gas industry is extremely competitive and involves risk. The Company is a minor factor in the petroleum and natural gas industry as regards its development and production activities. The ability of the Company to market oil and gas produced from its propitious or from those which may be subsequently acquired depends on numerous factors beyond the control of the Company, including the extent of production and imports of oil and gas into the United States, the proximity and capacity of oil and gas pipelines, the availability of other transportation facilities, the marketing of competitive fuels, the effect of governmental regulations on the production of oil and gas and other matters affecting the availability of a ready market, such as fluctuation supply and demand.

      Governmental agencies of the United States maintain a close watch on the ecological impact of development activities and the possibility of ecological disturbances. Such measures may substantially increase the cost of developing and producing oil and gas and may prevent or delay the commencement or continuance of a given operation. In the opinion management of the Company, its operations comply with applicable legislation and regulations. the existence of such regulation has had no material effect on the Company's operations and the cost of such compliance has not been material to date. The cost and effect on operations of compliance with future environmental laws and regulations cannot be predicted, and such measures may have an effect on the capital investment or the net revenues resulting from the Company's activities.

      TEMPERATURE RECORDER OPERATIONS

      The Company's temperature recorder activities include production and distribution of transit temperature recording instruments. These instruments, known as temperature recorders, are self contained battery powered and designed to created a graphical "time vs. temperature" record.

      The recorders are marketed under the trade name Cox Recorders and produce a record which is documentary proof of temperature conditions useful for compliance with governmental regulations, the monitoring performance of refrigerated carriers, and for claims in the transport of valuable perishables such as produce, meat, pharmaceuticals, chemicals, live plants and animal material.

      The Company produces two separate graphic recorders. The COX1 and COBRA are single-channel recorders which record the air temperature in the truck or container. The COBRA is a new low-cost recorder with a transparent case which allows viewing of the temperature record without opening the case itself. Both are used primarily in transit monitoring of temperature variations.

      In addition to these graphic temperature recorders, the Company manufactures an electronic temperature recorder, or "data logger", named the LYNX. The LYNX delivers its data via a cable link to a PC computer using specialized software. LYNX is used in quality control and safety applications in the foods industries and also in shipping. The shipping configuration is a new design with an integral mailer pack that has patents pending.

      The source and availability of raw materials are not critical or significant factors in the temperature recorder operations of the Company.

      The temperature recorder operations of the Company are non seasonal.

      The Company does and is required to carry significant amounts of inventory for its temperature recorder operations and neither Company nor industry practices provide extended payment terms to customers.

      The temperature recorder operations of the Company are not dependent upon a single or a few customers, nor would the loss of any one customer have a materially adverse effect upon earnings or the financial position of the Company.

      Backlog of orders is not a major factor in the temperature recorder operations of the Company.

      The Company is a major competitor in the temperature recording industry as regards its production and distribution activities.

      The Company does not maintain company owned distribution entities. All distributors are on contract and major distributors are located in Copenhagen, Singapore and Melbourne. All other distribution and sales operations are through individual sales persons operating on a sales commission basis or a salary plus incentive basis.

      The product lines include a portable penetration probe thermometer which is retailed but not manufactured by the Company. The Company also performs contract manufacturing.

      The COX1 product accounts for 90% of the Company's business. The balance is due to probes and retail sales of other temperature monitoring products which are not manufactured. The COBRA and LYNX products are new and no substantial volume has yet been achieved.

ITEM 2. DESCRIPTION OF PROPERTIES

      The Company owns working interests in certain developed oil and gas properties in the United States. Developed acreage consists of properties on which oil and gas wells have been drilled which are capable of producing crude oil or natural gas.

      The Company's principal oil and gas properties are the Mitchel and Bacon Hills leases previously referred to in this report. Following is a description of each of these principal oil and gas properties:

      MITCHEL LEASES

      These subleases, located in the Chico-Martinez field, Kern County, California, were acquired in 1969 and consist of 380 acres in which the Company has interests to a depth of 2,000 feet on 320 acres and to a depth of 2,500 feet on 60 acres. The Company owns a 78.33 percent working interest in these subleases, with 52 completed oil wells which were unitized in 1976 and which produce from the 500 to 1,600 foot levels. Production interest of others in these wells was 1.1 percent at April 30, 1995, 1996 and 1997. The oil produced is heavy crude of approximately 12.7 API gravity. The Company has no drilling requirements under the subleases, which are held by production. There was no crude oil production on these leases during the three years ended April 30, 1997 until March 1997.

      BACON HILLS LEASE

      In March 1990, the sublessor declared this sublease terminated and requested return of the underlined portion of the sublease. The Company does not acknowledge the declaration of termination and has not complied with the sublessor's request. To date, no litigation, action or further request has been undertaken by the sublessor in a connection with this matter. The Company retains and holds five acre well tract and the oil and gas rights to each of fourteen wells drilled on this sublease.

      This sublease, located in the Chico-Martinez field, Kern County, California, was acquired in December, 1980 and consists of approximately 260 acres, 1 which the Company has interests to the depth of 5,000 feet. The landowners' and overriding royalty interest holders are identical with the Mitchel leases which total 21.67 percent and the Company owns the remaining
78.33 percent working interest in this lease. The acquisition of this sublease, in conjunction with the Mitchell subleases, provided the Company with an entire leasehold interest in a full section of land.

      Under the terms of this sub-lease, the Company committed to the drilling of an initial six wells on or before March 31, 1982, and at least six additional wells each 12-month period thereafter, until at least 52 wells have been drilled without regard to whether they are producing or abandoned. The Company has drilled a total of 14 wells under its commitment. No wells have been drilled on this lease since 1984.

      COGENERATION SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION

      As previously mentioned in 1(a) and (c), the major activity of the Company during the past ten years has been directed toward the implementation of the COGEN/TEOR Project on the Mitchel leases which would be capable of serving the combined Mitchel and Bacon Hills leases with a steam flood enhanced oil recovery operations and provide for the sale of power to a California public utility company. ERES Cognacs, Inc., a wholly owned subsidiary was formed in August 1987 to be the builder/owner/operator of the COGEN/TEROR facilities. The Company signed a power purchase agreement with Pacific Gas and Electric Company for the delivery to the utility of 20.5 megawatts of electricity by a date no earlier than June 1, 1989 and no later than December 24, 1991. The agreement further provided for delivery and purchase of up to 45 megawatts of power in later years. Contracts were signed for negotiated with responsible and experienced suppliers, supervision, natural gas delivery, maintenance and operation and the TEOR installation, including the laying of steam lines for the steam flood operations.

      As stated earlier in 1(c) under oil operations, certain problems arose with the public utility which rendered the Company unable to satisfy the power purchase contract requirements by the December 24, 1991 deadline. The public utility denied a request for deferral of the deadline date.

      The Company filed a complaint with the California Public Utility Commission (CPUC) requesting continuation of the power purchase agreement. The matter was heard by the CPUC in October 1993 and a decision in this litigation is still pending as of the date of this report Refer to Note M, "Commitments, litigation and contingencies" of the Notes to Consolidated Financial Statements incorporated herein by reference.

      The Company intends to continue operations and development of the Chico-Martinez oil field regardless of the outcome of the complaint filed with the CPUC and as previously stated, the Company proposes to accomplish this with a "Qualified Enhanced Oil Recovery Project" presently being structured by the Company.

      The tables below set forth by State the gross and net developed acreage and the gross, net, and revenue net productive wells of all oil and gas properties of the Company at April 30, 1997.

      (a) "Gross Acreage" represents all acres in respect to which the Company has a working interest, "Net Acreage" represents the aggregate of the working interest of the Company in the gross acreage.
                                               Acreage (a)
                                          --------------------
                                             Gross
   Location         Held By      Expires   Developed      Net
   --------         -------      -------   ---------      ---
 California
   Mitchel        Production   Indefinite   380.00       297.65
*Bacon Hills      Production   *             70.00        54.83
                                            ------       ------
                                            450.00       352.48

* Reference is made to the descriptions of the Mitchel and Bacon Hills leases previously discussed in this Item 2 concerning the status of the leases and certain drilling commitments required of the Compnay pertaining to the California leases.

      (b) "Gross Wells" represents the total number of wells which the Company has a working interest; "Net Wells" represents the number of gross wells multiplied by the percentages of the working interests therein owned by the Company. "Revenue Net Wells" represents the number of gross wells multiplied by the percentages of the participating production interests therein retained by the Company.
                                    OIL WELLS

                                                      Revenue
          Location             Gross         Net        Net
          --------             -----         ---        ---
         California            62.0         48.6       48.6

      During the past five fiscal years, the Company has not drilled any oil or gas wells.

      The Company is not obligated under any existing contracts or agreements to provide a fixed and determinable quantity of oil and gas in the future.

      The latest independent petroleum studies and reports for the Kern County, California leases were by Douglass Petroleum Management Co., Bakersfield, California as follows: (1) Comprehensive Reservoir Engineering Study dated February 1986 which estimated the recoverable oil reserves at 21,103,341 barrels, and (2) a Steam Flood Development Plan, dated June 1987 which sets forth a plan including drilling and production costs for recovery of the oil reserves. The Company has not filed any reports concerning oil and gas reserve estimates with any regulatory authorities or agency other than the Securities and Exchange Commission.

      The net production of oil and gas for each of the last five years is shown below. Net production represents the gross production after deduction for royalties of other parties.

                                    OIL/BBDS
                                    --------
                           1997                500
                           1996                - 0 -
                           1995                - 0 -
                           1994                - 0 -
                           1993                - 0 -

      None of the net production during each of these years is applicable to long-term supply or similar agreements with foreign governments or authorities in which the Company acts as producer.

ITEM 3. LEGAL PROCEEDINGS

      Disclosure of legal proceedings is contained in Note M, "Commitments, litigation and contingencies," of the Notes to Consolidated Financial Statements incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a)  MARKET INFORMATION FOR COMMON STOCK

      The Company's common stock is traded in the nationwide over-the-counter market and is listed in the pink sheets provided by the National Quotation Bureau, Inc.

      The range of high and low bid quotations for each quarterly period during the past four years ended April 30, based upon information provided to the Company by the National Association of Securities Dealers or market makers in the Company's stock, was as follows:

                         1997           1996           1995              1994
                    ------------------------------------------------------------
                     HIGH    LOW    HIGH   LOW    HIGH    LOW      HIGH     LOW
                     ----    ---    ----   ---    ----    ---      ----     ---
First Quarter         1/4    1/4    5/8    3/8    3/16    7/64     3/16     7/8
Second Quarter      1 1/4    1/8    5/8    5/16   3/16    1/8      3/16     1/8
Third Quarter        13/16   3/8    5/8    5/16   7/16    3/16     3/16     1/8
Fourth Quarter        3/4    3/8    1/2    5/16   5/8     3/8      3/16     7/64

      (b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

      As of April 30, 1997 the approximate number of holders of record of each class of equity securities of the Company was as follows:

      Common Stock, no par value  3,000 (1)

      (1) Included in the number of stockholders of record are shares held as "nominee" or "street name.

      (c)  DIVIDENDS

      The Company has not declared any dividends during the past three years ended April 30, 1995 through 1997.

ITEM 6.  SELECTED FINANCIAL DATA

      Following is a summary of selected financial data for each of the last three fiscal years ended April 30:


                                    1997             1996             1995
                                    ----             ----             ----
Operating Revenues               $7,453,817       $6,864,519       $3,010,282

Profit (loss) from
 continuing operations            1,004,333          207,638          196,381

Profit (loss) from
 continuing operations
 per common stock                      0.05             0.01             0.01


Total assets                      6,953,356        6,555,670        5,961,922

Long-term obligation                358,686          465,895          165,242

Cash dividends declared
 per common share                       -0-              -0-              -0-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

      Based upon its Twin-Chart subsidiary's operations and the proven developed and the undeveloped reserves of the Mitchel and Bacon Hills leases, the Company anticipates cash from operations, equity investment, production participation sales, and borrowing from long-term lending sources adequate to meet cash requirements. At present, cash flow from operations is adequate to meet cash requirements and commitments of the Company. However, the Company intends to enter into equity, debt of other financing arrangements to meet its further financial needs for expansion and:

          (a) To resume and continue drilling and work over activities at its Chico Martinez oil field.

          (b)  To repay outstanding current liabilities;

          (c)  To provide for general working capital needs;

      COMPARISON OF OPERATIONS FOR 1997 AND 1996

      Operations for the years ended April 30, 1997 resulted in a net profit of $870,641. This is a $702,618 or 418% improvement over the prior year ended April 30, 1996.

      This gain was primarily the result of increased income from operations of $499,714 and a $296,981 improvement in other income sources.

      The following schedule reflects the two company segments for the years ended April 30, 1997 and 1996:

                                     Y/E 1997                 Y/E 1996
                           ------------------------   ------------------------
                              Oil       Temperature      Oil      Temperature
                           Production    Recorders    Production   Recorders
                           ----------    ---------    ----------   ---------
Previous Sales             $    9,647                $     -0-    $6,864,519
Management fees             1,117,291                  480,000           -0-

Cost of sales                   3,649   3,472,256        6,715     3,525,156

General & Admin                88,915   2,862,982       62,076     2,129,384
Sales Expense                     -0-   1,052,164          -0-     1,004,953
Interest                       24,249      40,851       45,709        42,028
Depreciation                    3,977      39,946        3,977        39,116

Income(loss) opens          1,006,148     (21,029)     361,523       123,882
Other income (expense)        140,792    (121,578)    (245,387)      (32,380)
Income taxes                  133,692         -0-          -0-        39,617

Net earnings (loss)        $1,013,248  $ (142,607)   $ 116,138    $   51,885

      OIL PRODUCTION

      The oil production segment reflects a net earnings for the year ended April 30, 1997 of $1,013,248 as compared to a net earnings of $116,138 for the prior year. This $839,110 improvement is due to the management fee income to the parent corporation from its subsidiary temperature recorder corporation.

      Th only oil production sales for either of the past two years was approximately 500 bonds sold in March 1997. As disclosed elsewhere in this report, the oil field operations have been inactive for several years due to litigation involving the Company's cogeneration project. Production operations have been reactivated in the last quarter of the 1996-1997 fiscal year.

      General and administrative expenses increased $26,839 or 43% due primarily to legal costs of $8,000 and increases in salaries, rentals and insurance expenses of approximatley $19,000.

      Interest expense declined due to debt reduction. Other income in 1997 of $140,792 was the result of the settlement of liabilities at less than the recorded liability.

      TEMPERATURE RECORDERS

      Sales were up approximately 8.5% for the current year over the prior year. There was a slight decrease in cost of sales.. These two factors resulted in an improvement in gross margin on sales by $632,551 for 1997. The gross margin on sales in 1997 was $3,971,914 as compared to $3,339,363 for 1996.

      All categories of operating expenses, except general and administrative expense, remained relatively constant between the two years. The increase in general and administrative expense was due primarily to the increase in management fees to the parent corporation

      Reference is made to Note 1 - Acquisition of Twin Chart, Inc., of notes to Consolidated Financial Statements which sets forth comparative operations and financial statements which sets forth comparative operations and financial statements of that corporation for the year ended April 30, 1997 and 1996.

      COMPARISON OF OPERATIONS FOR 1996 AND 1995.

      Operations for the years ended April 30, 1996 resulted in a net profit of $168,021. This is an $82,533 or 96.5% improvement over the prior year ended April 30, 1995.

      This gain was primarily the result of a twelve-month operations of the temperature recorder subsidiary for the 1995-1996 year as compared to only a six-month period of operations for the 1994-1995 year.

      The following schedule reflects the two company segments for the years ended April 30, 1996 and 1995.

                                     Y/E 1996                 Y/E 1995
                          ------------------------   ------------------------
                             Oil       Temperature      Oil      Temperature
                          Production    Recorders    Production   Recorders
                           ----------    ---------    ----------   ---------
Previous Sales            $    -0-     $6,864,519     $    -0-    $3,010,282
Management fees            480,000            -0-          -0-           -0-

Cost of sales                6,715      3,525,156        33,812    1,210,920

General & Admin             62,076      2,129,384       224,329      768,872
Sales Expense                  -0-      1,004,953           -0-      470,291
Interest                    45,709         42,028        39,344       14,317
Depreciation                 3,977         39,116         3,195       24,021

Income(loss) opens         361,523        123,882      (300,680)     521,861
Other income (expense)    (245,387)       (32,380)       13,443      (38,243)
Income taxes                   -0-         39,617           800      110,093

Net earnings (loss)      $ 116,138     $   51,885     $(288,037)  $  373,525

      The oil production segment reflects a net earnings for the year ended April 30, 1996 of $116,138 as compared to a net loss of $288,037 for the prior year. This $404,175 improvement is due to the management fee income to the parent corporation from its subsidiary temperature recorder corporation.

      There were no oil production sales for either of the past two years and, as disclosed elsewhere in this report, the oil field operations have been inactive for several years due to litigation involving the Company's cogeneration project.

      All categories of operating expense except interest and depreciation expense declined for the current year as compared to the prior year. There was reduced maintenance costs at the field and the executive salaries, legal and accounting expense reductions accounted for the decrease in general and administrative expense.

      Other expense of $245,387 for the year ended in 1996 was the result of the sale of securities at a realized loss of $275,732. The company had previously provided a charge to equity of $287,850 as an unrealized loss on these securities as of April 30, 1995.

      The temperature recorder operations of the Company for the two years ended April 30, 1996 and 1995 do not contain comparative periods of operations. The year ended in 1995 contains only seven months, while the year ended in 1996 contained twelve months. Reference is made to Note H-Acquisition of Twin-Chart, Inc., of Notes to Financial Statements which sets forth comparative Statements of Income and Retained Earnings of that corporation for the years ended April 30, 1996 and 1995. As disclosed by Note H, there is an annual increase in sales which is due to expanding markets and an increased market share by the Cox recorders. The increase in general and administrative expenses of $480,795 for 1996 over 1995 was attributable to the management fee to the parent corporation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Part IV

ITEM 9. DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

      None

TEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      (a)   IDENTIFICATION OF DIRECTORS

      The following table lists certain information concerning the directors of the Company:

Name, Positions and                  Director    Term      Certain Other
Offices With Registrant       Age    Since       Expires   Corporations
-----------------------       ---    -----       -------   ------------
Alfred P. Sprenger,
Chairman of the Board
and Chief Executive Officer   69      1968        (1)         (2)

James L. Cox,
President and Chief
Operating Officer             52      1995        (1)         (3)

(1) Serve until next meeting of the Company's stockholders.
(2) Serves as the sole trustee of the Liquidating Trusts for Progressive Investment Corporation (PIC) and PIC Research & Development Corp.
(3) Serves as President and Chief Executive Officer of the Company's subsidiary, Twin-Charts, Inc.

      (b)   IDENTIFICATION OF EXECUTIVE OFFICERS
                                                             Executive
Name, Positions and                  Director    Term      Certain Other
Offices With Registrant       Age    Since       Expires   Corporations
-----------------------       ---    -----       -------   ------------
Alfred P. Sprenger,
Chairman of the Board
and Chief Executive Officer   69      1969         (1)         (2)

James L. Cox,
President and Chief
Operating Officer             51      1995         (1)         (3)

David Caskey
Secretary-Treasurer           35      1997         (1)         (4)

(1)  Serves until replaced by the Board of Directors.
(2) Serves as the sole trustee of the Liquidating Trusts for Progressive Investment Corporation (PIC) and PIC Research and Development (PIC & R&D).
(3) Serves as President and Chief Executive Officer of Company's subsidiary, Twin-Chart, Inc. and Transit Services, Inc.
(4) Served as Secretary-Treasurer of Company's subsidiaries, Twin-Chrt, Inc., and Transit Services, Inc.

      (c) BUSINESS EXPERIENCE

      Mr. Alfred Sprenger has been a director of the Company since its incorporation. He served in the capacity as President and Chief Operating Officer from 1969 to August 1, 1995. He served in identical capacities in the two affiliated corporations, Progressive Investment Corporation (PIC) and PIC Research and Development (PIC R&D) until December 1983 and now serves as the trustee of the Liquidating Trusts for PIC and PIC and R&D.

      Mr. James Cox has been an officer and director of the Company since August 1, 1995. He has served in the capacity of President and Chief Operating Officer from that date to the present. He has served in identical capacities in the two subsidiary corporations, Twin-Chart, Inc., and Transit Services, Inc., since 1986 and from 1977 to 1986, he served as Sales Manager and Executive
Vice-President of Transit Services, Inc. He holds a Ph.D. from Stanford University and has held various teaching and research positions with Duke University, Stanford Research Institute and University of California, Santa Barbara.

      In September 1996, Mr. David Caskey was elected Secretary/Treasurer of the Company to replace Roger Sherer, who died in August 1996. Mr. Caskey has served as Secretary/Treasurer in the two subsidiary corporations, Twin-Chart, Inc., and Transit Services, Inc., since 1990. He holds a B.A. degree from Long Beach State University and has been with the subsidiary corporations since 1987.

      (d)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      Disclosure of legal proceedings is contained in Note M "Commitments, Litigation and Contingencies," of the Notes to Consolidated Financial Statements incorporated herein by reference.

ITEM II. MANAGEMENT REMUNERATION AND TRANSACTIONS

            (a) Remuneration, on an accrual basis, paid to the executive officers and directors of the Company during the year ended April 30, 1997, was as follows:
                                       (C)
                            Cash and Cash Equivalents
                              Forms of Remuneration

                                                       (C-2)
                                                     Securities
                                                    Or Property
                                        (C-1)        Insurance       Aggregate
      (A)                          Salaries, Fees   Benefits Or        Of
Name Of Individual        (B)      Director's Fees Reimbursement   Contingent
Or Number Of         Capacities In  Commissions,     Personal         Forms Of
Persons In Group     Which Served   And Bonuses      Benefits       Remuneration
----------------     ------------   -----------      --------       ------------
Alfred P. Sprenger   Chairman of         -0-           None            None
                     the Board &
                     CEO

James L. Cox         Director,      $114,725           None            None
                     President &
                     COO

David Caskey         Director &      $65,000           None            None
                     Sec.-Treas.

Three                All officers   $179,725           None            None
                     & Directors

      (b) The Company does not have future plans to pay remuneration, directly or indirectly, to any of the above officers or directors other that direct salaries and bonuses as authorized by the Board of Directors.

      (c) The directors of the Company do not receive compensation for serving in their capacity other than reimbursement of expenses incurred related to company business.

      (d) Transactions with management are disclosed in Note L of the Notes to Consolidated Financial Statements incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table show as of April 30, 1997 the effective number of shares of common stock of the Company owned by every person owning of record or known by the Company as owning beneficially more than 5 percent of the outstanding common stock.

      (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (CONTINUED)

      The  number  of  shares  and  percentage  ownership  represents  effective ownership in the Company, including ownership through the affiliated corporations liquidating trusts, Progressive Investment Corporation (PIC) and PIC research and Development (PIC R&D).

(1)                                                                   (4)
Title             (2)                            (3)                Percent
 of        Name and Address              Amount and Nature of         of
Class      Beneficial Owner              Beneficial Ownership        Class
-----      ----------------              --------------------        -----
Common     Alfred P. Sprenger            895,800 shares               4.5%
stock,     Energy Reserve, Inc.              Record
no par     100 W. Clarendon
           Suite 450
           Phoenix, AZ

Common     PIC Liquidating Trust          256,885 shares              1.9%
stock,     100 W. Clarendon            Record and Beneficial
no par     Suite 450
           Phoenix, AZ

Common     PIC R&D Liq. Trust            88,015 shares                1.2%
stock,     100 W. Clarendon                 Record
no par     Suite 450
           Phoenix, AZ

Common      James L. Cox                 4,587,000 shares            23.3%
stock,      100 W. Clarendon                 Record
no par      Suite 450
            Phoenix, AZ

Common     Other Related Parties*        5,226,304 shares            28.8%
stock,                                 Record and Beneficial
no par

* Comprised of individuals being certain Company employees and relatives, friends and business associates of Mr. Sprenger.

      For further information concerning ownership interests, see Note L, "Related-party Matters, Ownership Interests," of the Notes to Consolidated Financial Statements, incorporated herein by reference.

      (b)  SECURITY OWNERSHIP OF MANAGEMENT

      The following table shows as of April 30, 1997, all shares of the Company stock and that of the affiliated corporations liquidating trusts, PICLT and PIC R&DLT, beneficially owned by the three officers and directors of the Company as a group:

(1)                                                               (4)
Title             (2)                        (3)                Percent
 of        Name and Address          Amount and Nature of         of
Class      Beneficial Owner          Beneficial Ownership        Class
-----      ----------------          --------------------        -----
Common     Energy Reserve, Inc.           5,482,800              27.8%
stock,
no par

Common     PIC Liquidating Trust               -0-
stock,
no par

Common     PIC R&D Liq. Trust                  -0-
stock,
no par

                                     PART IV


ITEM 13. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT


     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Consolidated Financial Statements:
          Balance sheets--April 30, 1997 and April 30, 1996
          Statement of operations and accumulated deficit for the years ended April 30, 1997, 1996 and 1995
          Statement of shareholders' investment for the years ended April 30, 1997, 1996 and 1995
          Statement of cash flows for the years ended April 30, 1997, 1996 and 1995

      (b)   REPORTS ON FORM 8-K

      The following Forms 8-K have been filed by the Company for the year covered by this report ended April 30, 1997:

          None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:
                                   ENERGY RESERVE, INC.,
                                   an Arizona Corporation

7-19-97                            By /s/ ALFRED P. SPRENGER
                                     ----------------------------------
                                          Alfred p. Sprenger, Chairman of
                                          the Board & Chief Executive Officer

7-19-97                            By /s/ JAMES L. COX
                                     ----------------------------------
                                          James L. Cox, President and
                                          Chief Operating Officer

7-19-97                            By /s/ ROBERT W. DUPREE
                                     ----------------------------------
                                          R.W. Dupree, Controller and
                                          Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated:

Dated:                                   Signature


7-19-97                              /s/ ALFRED P. SPRENGER
                                     ----------------------------------
                                         Alfred p. Sprenger,
                                         Chairman

7-19-97                              /s/ JAMES L. COX
                                     ----------------------------------
                                         James L. Cox,
                                         President and Director

                      ENERGY RESERVE, INC. AND SUBSIDIARIES

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED APRIL 30, 1997 AND APRIL 30, 1996

                                    CONTENTS


                                                                          PAGE
                                                                          ----
Independent Auditors' Report ..........................................    1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets........................................    2

    Consolidated Statements of Income and Accumulated Deficit..........    3

    Consolidated Statements of Stockholders' Equity....................    4

    Consolidated Statements of Cash Flows..............................  5-6

    Supplemental Schedule of Non-Cash Investing and
      Financing Activities.............................................    7

    Notes to Consolidated Financial Statements ........................ 8-34

                       [LETTERHEAD OF BEDINGER & COMPANY]


                          INDEPENDENT AUDITORS' REPORT


                                                                   June 19, 1997

Board of Directors
ENERGY RESERVE, INC.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Energy Reserve, Inc., as of April 30, 1997 and 1996, and the related consolidated statements of income and accumulated deficit and of cash flows for the years ended April 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Reserve, Inc., at April 30, 1997 and 1996, and the results of its operations and cash flows for the years ended April 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                 by /s/ Bedinger & Company
                                                    ----------------------------
                                                    Certified Public Accountants

ENERGY RESERVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                             April 30
                                                   ----------------------------
ASSETS                                                 1997            1996
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,118,019    $    614,356
  Accounts receivable, less allowance for doubtful
    accounts of $30,000 and $25,000 at April 30,
    1997 and 1996, respectively                       1,131,873         896,681
  Inventory (Note B)                                    757,492         744,724
  Investment in securities (Note C)                      64,500         270,000
  Notes receivable - current portion (Note D)            39,579          65,174
  Prepaid expenses                                       10,508           8,811
                                                   ------------    ------------
             TOTAL CURRENT ASSETS                     3,121,971       2,599,746

  Property and equipment (Net) (Note E)               3,748,808       3,728,938
  Deferred taxes (Notes A and F)                              0         167,411
  Deposits                                                3,890           3,890
  Goodwill (Notes A, I and J)                            78,687          55,685
                                                   ------------    ------------
             TOTAL ASSETS                          $  6,953,356    $  6,555,670
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note G)   $    489,740    $    696,285
  Income taxes payable (Note F)                             400             400
  Current portion of long-term debt (Note H)            585,859         577,234
                                                   ------------    ------------
                                                      1,075,999       1,273,919
  Long-term debt (Note H)                               358,686         465,895
  Minority interest (Note J)                              2,674
                                                   ------------    ------------
                                                      1,437,359       1,739,814
COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS' EQUITY
  Common stock, no par value; authorized-
    100,000,000 shares; issued and outstanding;
    19,905,188 shares at April 30, 1997 and
    19,555,188 shares at April 30, 1996              20,041,562      20,006,562
  Contributed Capital                                   220,872         220,872
  Accumulated deficit                               (13,665,287)    (14,535,928)
  Unrealized loss on available-for-sale
    securities (Note C)                                (205,500)
  Less - Notes receivable for common
    stock issued (Notes K and L)                       (875,650)       (875,650)
                                                   ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                     5,515,997       4,815,856
                                                   ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  6,953,356    $  6,555,670
                                                   ============    ============

                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS  ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                  Year Ended April 30
                                      ---------------------------------------
                                          1997         1996          1995
                                          ----         ----          ----
REVENUE:
  Sales                               $7,453,817    $6,864,519    $3,010,282
                                      ----------    ----------    ----------

         TOTAL REVENUE                 7,453,817     6,864,519     3,010,282
                                      ----------    ----------    ----------

COSTS AND EXPENSES
  Cost of sales                        3,475,905     3,531,871     1,244,732
  General and administrative expenses  1,834,606     1,711,460       993,201
  Sales expense                        1,052,164     1,004,953       470,291
  Interest expense                        65,100        87,737        53,661
  Depreciation and amortization           40,923        43,093        27,216
                                      ----------    ----------    ----------
         TOTAL EXPENSES                6,468,698     6,379,114     2,789,101
                                      ----------    ----------    ----------
         INCOME FROM OPERATIONS          985,119       485,405       221,181
                                      ----------    ----------    ----------
OTHER INCOME (EXPENSE):
  Other income (expense) (Note I)         19,214      (266,575)       13,443
  Minority interest in income of
    consolidated subsidiary (Note I)     (11,192)      (38,243)
                                      ----------    ----------    ----------
         TOTAL OTHER INCOME (EXPENSE)     19,214      (277,767)      (24,800)
                                      ----------    ----------    ----------

Earnings before income taxes           1,004,333       207,638       196,381

Provisions for income taxes (Note F)     133,692        39,617       110,893
                                      ----------    ----------    ----------
NET EARNINGS                          $  870,641    $  168,021    $   85,488
                                      ==========    ==========    ==========




                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS  ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                        Year Ended April 30
                                          ---------------------------------------------
                                              1997             1996           1995
                                              ----             ----           ----
ACCUMULATED DEFICIT, beginning of year    $(14,535,928)   $(14,703,949)   $(14,789,437)

NET EARNINGS                                   870,641         168,021          85,488
                                          ------------    ------------    ------------

ACCUMULATED DEFICIT, end of year          $(13,665,287)   $(14,535,928)   $(14,703,949)
                                          ============    ============    ============
EARNINGS PER SHARE:

  Net earnings per share (Note A)         $       0.05    $       0.01    $       0.01
                                          ============    ============    ============

                                                  Common Stock
                                          ----------------------------
                                            Number of                      Contributed
                                              Shares         Amount          Capital
                                          ------------    ------------    ------------
BALANCES:
  April 30, 1994                            13,728,879      18,567,561         220,872
  Shares issued:
     Acquisition of subsidiary               4,587,000       1,000,000
     Settlement of liabilities               1,210,495         442,294

BALANCES:
                                          ------------    ------------    ------------
  April 30, 1995                            19,526,374      20,009,855         220,872
  Shares issued:
     Settlement of liabilities                  36,607           4,500
     Shares reacquired and cancelled            (7,793)         (7,793)

BALANCES:
                                          ------------    ------------    ------------
  April 30, 1996                            19,555,188      20,006,562         220,872
  Shares issued:
             Acquisition of subsidiary         350,000          35,000

BALANCES:
                                          ============    ============    ============
  April 30, 1997                            19,905,188      20,041,562         220,872
                                          ============    ============    ============

                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                           Year Ended April 30
                                                 -----------------------------------
                                                    1997         1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                   $ 870,641    $ 168,021    $  85,488
  Adjustments to reconcile net earnings
    to net cash used by
    operating activities:
       Depreciation and depletion                   36,946       39,116       27,681
       Minority interest                             2,674       11,192       13,494
       Allowance for doubtful accounts               5,000       25,000
       Amortization of goodwill                      3,977        3,977
       Deferred taxes                              167,411       39,600       29,725
       Acquisition of Goodwill                     (26,979)

CHANGES IN CURRENT ASSETS AND CURRENT
   LIABILITIES: Net of effect from purchase of Twin-Chart, Inc.:

   (Increase) decrease in current assets:
       Accounts receivable                        (240,192)      49,237     (166,828)
       Inventory                                   (12,768)      22,756     (421,436)
       Prepaid expenses                             (1,697)      (2,436)      11,216

   (Increase) decrease in non-current
       assets:
       Deposits                                          0        2,931        4,574

   Increase (decrease) in current liabilities:
       Accounts payable and accrued expenses      (206,545)     (50,907)      87,100
       Income taxes payable                              0            0       (3,000)
                                                 ---------    ---------    ---------

NET CASH  PROVIDED (USED) BY OPERATING
        ACTIVITIES:                                598,468      308,487     (331,986)
                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Issuance of securities                           35,000
   Disposition of securities                        25,650
   Investment in securities                        (75,000)
   Purchase of property and equipment              (56,816)    (308,426)     (17,024)
   Disposition of equipment                         38,629
   Loss realized on sale of securities             287,850
   Purchase of minority interest in subsidiary    (167,750)
                                                 ---------    ---------    ---------

NET CASH (USED) BY INVESTING ACTIVITIES:           (21,816)    (124,047)     (92,024)
                                                 ---------    ---------    ---------

                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS (CONTINUED)
YEARS ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                     Year Ended April 30
                                             --------------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:

 Amounts loaned on notes receivable                        (6,702)   (26,426)
 Amounts repaid on note receivable              25,595     40,612
 Amounts borrowed under notes payable                     640,179      8,969
 Amounts repaid on notes payable               (98,584)  (291,795)   (23,360)
 Repayment of subscriptions receivable
   through elimination of accounts payable
   and accrued expenses                              0        250    327,071
 Reacquisition of common stock (net)                 0     (3,293)
                                            ----------  ---------  ---------

NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES:                         (72,989)   379,251    286,254
                                            ----------  ---------  ---------

NET INCREASE (DECREASE) IN CASH                503,663    563,691   (137,756)

CASH AND CASH EQUIVALENTS, beginning of year   614,356     50,665        229
CASH AND CASH EQUIVALENTS, acquired            188,192
                                            ----------  ---------  ---------

CASH AND CASH EQUIVALENTS, end of year      $1,118,019  $ 614,356  $  50,665
                                            ==========  =========  =========
SUPPLEMENTAL DISCLOSURE:

 Interest paid                              $   40,851  $  58,091  $  44,093

 Income taxes paid                                      $  46,016  $  94,082



                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
YEARS ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                      Year Ended April 30
                                                ------------------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
Payment of accounts payable and
 accrued expenses in exchange
 for common stock                                          $    250    $442,294

Write-down for unrealized loss on
 available for sale securities                 $205,500               ($287,850)

Purchase of minority interest in subsidiary               ($167,750)




                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized in July 1968 for the purpose of acquiring oil and gas leases and for the exploration and development of oil and gas properties.

On October 30, 1994, the Company acquired Twin-Chart, Inc. a Nevada Corporation, and its subsidiary (collectively Twin). Twin was privately owned and operated and is a producer and distributor of transit temperature recording instruments.

Twin was acquired by the issuance of 4,587,000 restricted shares of common stock and 5,000,000 warrants to purchase restricted common stock of the Company with an agreed aggregate value of approximately $1,050,000.

Twin conducts its operations primarily through a 100 percent owned subsidiary Transit Services, Inc., under the trade name and style of Cox Recorders.

In March, 1997 a transaction was consummated wherein the Company acquired 75% of the issued and outstanding shares of National On-Site Check Cashing, Inc.

Mr. Alfred P. Sprenger has been the President, one of two directors and a shareholder of the Company, since before 1970. Mr. Roger Sherer who was the Secretary-Treasurer, one of two directors and a shareholder of the Company, since before 1970, passed away in 1997. His replacement, as director, has not been elected.

Effective August 1, 1995, by agreement, the Company organization was restructured with Mr. James Cox becoming an officer and director of the Company. Mr. Sprenger became the Chairman of the Board of Directors and Chief Executive Officer, Mr. Cox became President and Chief Operating Officer. Mr. Sprenger remained on the Board.

Summary of Significant Accounting Principles

    a. Principles of consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Energy Reserve Financial Corp., Energy Reserve Holdings, Inc., ERES Cogenics, Inc. and Twin-Chart, Inc. It also includes the 75% acquisition of National On-Site Check Cashing, Inc. All significant intercompany accounts and transactions have been eliminated.

    b. Accounting estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    c. Capitalization of oil and gas properties

    The  following  types  of  costs  relating  to the  Company's  oil  and gas
    properties  are  capitalized   under  the  successful   efforts  method  of
    accounting:

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

    c. Capitalization of oil and gas properties (Continued)

        i. Costs of purchase to acquire properties.

        ii. Costs to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and gas whether or not a specific well is successful.

    d. Depreciation, depletion and amortization of capitalized cost of oil and gas properties

        Depreciation, depletion and amortization of the capitalized cost of oil and gas properties are provided (on each property) on the unit-of-production method, at rates which are based on the ratio of oil and gas produced for the year to independent estimates of the total proved developed recoverable reserves and to total proved recoverable reserves from the property. These rates are applied to the unamortized costs for each property. Adjustments to the rates applied, required as the result of revisions of independent engineers' estimates of proved reserves, affect the year of such change and future years.

        Depreciation of all other property and equipment is provided on the straight-line method over the respective estimated lives ranging from five to twenty years.

    e.  Operating costs

        Costs of oil production (lifting costs), geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to operations as incurred.

    f.  Research and development costs

        Costs of research and development activities are charged to operations as incurred.

    g.  Cash and cash equivalents

        Cash and cash equivalents represent highly liquid investments, generally with a remaining maturity of three months or less.

    h.  Inventory

        Inventory at April 30, 1997 and 1996 consists primarily of raw material, work-in-progress and finished goods related to transit temperature recording instruments; manufactured by Transit Services. Inventories are stated at the lower of cost (first-in, first-out method) or market.

    i.  Income taxes

        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes are provided based on earnings reported for financial statements purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes.

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

    i.  Income taxes (Continued)

        The Company deducts certain exploration and development costs in its income tax returns, which are capitalized and amortized for financial reporting purposes. Accordingly, the tax basis of certain of the Company's oil and gas assets is less than its basis for financial reporting purposes. Deferred taxes for these differences have not been provided in the accompanying consolidated financial statements due to the existence of net operating loss carry-forwards.

    j.  Concentration of credit risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in two money market accounts (totaling $898,997 and $406,559 at April 30, 1997 and 1996 respectively) with a high quality financial institution. At April 30, 1997 and 1996, substantially all cash and cash equivalents were on deposit with one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Accounts receivable from approximately ten customers amounted to approximately 38% of the total accounts receivable at April 30, 1997 and 1996. Generally, the Company does not require collateral or other security to support customer receivables. The Company established an allowance for doubtful accounts during the year ended April 30, 1996 in the amount of $25,000. At April 30, 1997 the allowance was $30,000.

    k.  Fair value of financial instruments

        Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable) also approximates fair value.

    l.  Issuance of common stock

        The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered. The shares of common stock used (investment shares) can be sold only in accordance with issued rules promulgated by the Securities and Exchange Commission (SEC).

    m.  Goodwill

        Goodwill created in the acquisition of the consolidated subsidiaries is being amortized over 15 years. Accumulated amortization amounted to $3,977 and $7,954 at April 30, 1997 and 1996, respectively.

    n.  Net income per share

        The net income per common share is based on the weighted average number of common shares outstanding during each year (1997 - 19,584,355; 1996 - 19,540,781; 1995 - 16,619,877). The exercise of outstanding options would have an antidilutive effect on earnings per share.

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Principles (Continued)

    o.  Long-lived assets

        The Company has implemented the requirements of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived assets and for Long-Lived asset for the Disposal of. In evaluating the recoverabilty of the Company's Long-lived assets, management evaluated the current fair market value and expected future cash flows of its assets and concluded that no impairment of value has occurred as of April 30, 1997.

NOTE  B - INVENTORY

Inventory at April 30, 1997 and 1996 consists of the following:

                              1997        1996
                              ----        ----
          Raw Materials     $279,338   $250,437
          Work-in-process    142,413    116,461
          Finished goods     333,285    375,370
          Crude Oil            2,456      2,456
                            --------   --------
                            $757,492   $744,724
                            ========   ========

NOTE  C - INVESTMENT IN SECURITIES

Investments in real estate

In 1976, the Company acquired 45 undeveloped lots in California in consideration for 47,500 investment shares of its common stock and the reassignment of production interests in certain West Virginia leases valued by management at $210,000. Through 1991, due to changes in zoning regulations and other factors, the Company had provided reserves of $180,000 by charges to operations. The Company's investment in the lots was reduced to $30,000, net of the valuation reserve. In March 1992, as part of a February 1992 agreement to acquire securities of Pan American Energy, Inc., (PAEC) a public corporation, the Company traded the California lots in exchange for 4,000,000 Series "A" common stock warrants and the right to purchase 2,000,000 additional such warrants at ten cents ($.10) per warrant. The Company did not recognize gain on the exchange and has recorded the cost of the warrants at the $30,000 recorded cost of the lots.

Investments in securities

     Pan American Energy Corporation

In February 1992, the Company entered into an agreement with Pan American Energy Corporation (PAEC) for the acquisition of certain securities of that corporation. As set forth earlier in these notes, the Company acquired 4,000,000 Series "A" common stock warrants of PAEC and the right to purchase an additional 2,000,000 such warrants which were recorded at a cost of $30,000.

Additionally, under the agreement with PAEC, the Company acquired 300,000 shares of PAEC common stock in exchange for 225,000 restricted shares of Energy Reserve, Inc. common stock. The exchange was consummated on the basis of $1.00 per share for Company stock and $0.75 per share of PAEC stock. At the date of

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE  C - INVESTMENT IN SECURITIES (CONTINUED)

Investments in securities

the exchange the Company stock was traded at 1/4 to 5/8 and PAEC stock was traded at 1/4 to 1/2, both in the over-the-counter market.

In April 1993, the Company issued and exchanged 200,000 shares of its common stock for 400,000 investment shares of Pan American Energy Corporation common stock. The exchange was valued at $1.00 for Company stock and $0.50 for Pan American Energy Corporation stock.

At April 30, 1995, the Pan American Energy Corporation stock was valued at approximately $0.10 per share. The Company reduced all Pan American Energy Corporation shares to that value as of that date. The loss on these available for sale securities was realized in 1996.

     O.T.S. Holdings, Inc.

In February 1992, the Company entered into an agreement with O.T.S. Holdings, Inc. (OTS) a public company to sell certain mining equipment and 50,000 shares of Company stock in exchange for $10,000 cash and 190,000 shares of 10% Cumulative Convertible Income Preferred stock of OTS. The transaction was valued at $200,000 comprised of $50,000 for the Company stock at $1.00 per share and $150,000 for the mining equipment.

In conversations with a market-maker for these securities, it was concluded that recent litigation has reduced the value of this stock to $.05 bid; $.09 asked. Accordingly, a valuation allowance was established reducing the carrying amount to $.05 per share. Because the core business of the company was still considered sound, the loss is considered unrealized and reflected in the stockholders' equity section of the financial statements.

     Perfection Foods International

In December 1992, the Company agreed in principal to use 50,000 shares of its common stock to acquire 1,500,000 common stock shares and 5,000,000 warrants of Perfection Foods, International (PFI) a company formed in 1992 to engage in the fish processing business. In March 1993, subsequent to the fiscal year ended December 31, 1992, the transaction was completed and the Company issued the agreed shares and received the PFI shares. Mr. Sprenger, the chairman of the Board of Directors of the Company, is an officer and director of PFI. At the date of the transaction, March 1993, the Company's holding represented 33% of the outstanding shares of PFI, and the Company recorded the transaction of $1.00 per share issued on 50,000 shares. Because the short-term growth of PFI has been slower than anticipated, the Company has reduced the carrying amount of PFI's shares by 50%. The Company still believes in the long-term growth of PFI and has classified the unrealized loss in the stockholders equity section of the financial statements.

Shares held at April 30, 1997 and 1996 were comprised as follows:

                                                          1997
                                             -----------------------------
                                                      Current   Unrealized
                                              Cost     Value       Loss
                                              ----     -----       ----
Pan American Energy Corporation Warrants    $30,000   $30,000    $
Perfection Food International Stock          50,000    25,000     25,000

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE  C - INVESTMENT IN SECURITIES (CONTINUED)

Investments in securities (Continued)
                                                          1997
                                             -----------------------------
                                                      Current   Unrealized
                                              Cost     Value       Loss
                                              ----     -----       ----
O.T.S. Holdings, Inc. Stock                 190,000     9,500     180,500
                                           --------   -------    --------
                                           $270,000   $64,500    $205,500
                                           ========   =======    ========

                                                             1996
                                                     --------------------
                                                                  Current
                                                       Cost        Value
                                                       ----       -----
Pan American Energy Corporation Warrants             $ 30,000    $ 30,000
Perfection Food International Stock                    50,000      50,000
O.T.S. Holdings, Inc. Stock                           190,000     190,000
                                                     --------    --------
                                                     $270,000    $270,000
                                                     ========    ========

NOTE D - NOTES RECEIVABLE

Notes receivable at April 30, 1997 and 1996 consists of:

                                                        1997          1996
                                                        ----          ----
    Amount due from estate of subsidiaries
    former president plus accrued interest
    at 7%. Note due April 15, 1997.                  $     0        $15,381

    Note due from officer in monthly installments
    of $300, including interest at 8%. The note
    was paid in full after April 30, 1996.                 0         12,693

    Unsecured note receivable, due October 6, 1997
    plus accrued interest at 13%.                     23,183         20,000

    Unsecured note receivable, due on or before
    April 15, 1997 plus accrued interest at 8%.            0          8,000

    Other                                             16,396          9,100
                                                     -------        -------
                                                      39,579         65,174
    Less: current portion                             39,579         65,174
                                                     -------        -------
                                                     $     0        $     0
                                                     =======        =======

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT

At April 30, 1997 and 1996, property and equipment are summarized by major classification as follows:

Oil and Gas Properties and Equipment                   1997         1996
                                                       ----         ----

     Intangible drilling costs                      $  883,023   $  883,023
     Lease and well equipment                        1,828,881    1,828,881
     Leasehold improvements                            715,891      715,891
     Undeveloped leases                                 72,167       72,167
     Repurchased participating interests             2,608,640    2,608,640
     Other                                             121,418       67,127
                                                    ----------   ----------
                                                     6,230,020    6,175,729
     Less: accumulated depreciation and depletion    2,767,078    2,767,078
                                                    ----------   ----------
                                                     3,462,942    3,408,651
                                                    ----------   ----------

Manufacturing Property and Equipment                    1997        1996
                                                        ----        ----
     Tooling                                           112,727      110,202
     Machinery and equipment                            34,640       34,640
     Office furniture and equipment                      6,129        6,129
     Leasehold improvements                            232,918      232,918
                                                    ----------   ----------
                                                       386,414      383,889
     Less: accumulated depreciation and depletion      100,548       63,602
                                                    ----------   ----------
                                                       285,866      320,287
                                                    ----------   ----------
                                                    $3,748,808   $3,728,938
                                                    ==========   ==========
Oil and Gas Properties

     Mitchel leases

The Mitchel leases located in Kern County, California consist of 380 acres, on which 52 oil wells have been drilled and completed.

During 1997, 1996 and 1995 the Company did not drill any wells on this lease as to which all drilling requirements have been satisfied.

Landowner and overriding royalty interests in the property total 21.66 percent.

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

     Mitchel leases (Continued)

The Company has obtained a report from an independent petroleum engineer which combines the estimated proved reserves and revenues as of March 1990 of the Mitchel leases and the contiguous Bacon Hills leases. These combined leases comprise an entire section of the Chico-Martinez field (see below, "Bacon Hills lease"). Reference is also made to the supplemental information on Standardized measure of Discounted Future Net Cash Flows elsewhere in this Form 10-K.

During 1997, the Company produced approximately 500 gross barrels of oil, on the combined Mitchel and Bacon Hills leases. No oil was produced on these leases in 1996 and 1995. During 1997, 1996 and 1995, the Company had no steaming operations.

     Bacon Hills lease

This sublease, located in the Chico-Martinez field, Kern County, California, was acquired in December 1980, and consists of approximately 260 acres, in which the Company has interests to the depth of 5,000 feet. The landowners and overriding royalty interest holders are identical with the Mitchel leases, which total
21.67 percent, and the Company owns the remaining 78.33 percent working interest in this lease. The acquisition of this sublease, in conjunction with the Mitchell subleases, provided the Company with an entire leasehold interest in a full section of land. Under the terms of this sublease, the Company committed to the drilling of an initial six wells on or before March 31, 1982, and at least six additional wells each 12-month period thereafter, until at least 52 wells have been drilled without regard to whether they are producing or abandoned. The Company has drilled a total of 14 wells - under its Commitment. No wells have been drilled on this lease since 1984.

In March 1990, the sublessor declared the sublease terminated and requested return of the undrilled portion of the sublease. The Company does not acknowledge the declaration of termination, and has not complied with the sublessor's request. To date, no litigation, action or further request has been undertaken by the sublessor in connection with this matter. The Company believes that this breach can be cured, but irrespective of the breach, the Company holds a five acre well tract and the oil and gas rights to each of the aforementioned fourteen wells on this sublease.

     Cogeneration System and Thermally Enhanced Oil Recovery Operation

The major activity of the Company concerning the properties during the past ten years was directed toward the implementation of a proposed COGEN/TEOR Project to be located on the Mitchel leases, with the capability of serving the combined Mitchel and Bacon Hills leases with a steam flood enhanced oil recovery operation and provide for the sale of power to a California Public Utility. ERES Cogenics, Inc., a wholly owned subsidiary, was formed in August 1987 to be the builder/owner/operator of the COGEN/TEOR facilities. The Company signed a power purchase agreement with the Pacific Gas and Electric Company (PG&E) for the delivery by the Company of 20.5 megawatts of electricity no earlier than June 1, 1989 and no later than December 1991. The agreement further provided for delivery and the purchase of up to 45 megawatts of power in later years. Contracts were signed or negotiated with responsible and experienced suppliers and contractors for the Cogen construction, engineering, supervision, natural gas delivery, maintenance and operation and the TEOR installation including the laying of steam lines for the steam flood operations. The estimated cost of the
20.5 megawatt COGEN/TEOR facility was between $45,000,000 and $50,000,000 by independent engineers.

The power purchase agreement with PG&E terminated on December 24, 1991 after a decision by the utility not to defer the deadline date. In 1992, the Company filed a complaint with the California Public Utility Commission (CPUC) alleging bad faith conduct by PG&E and requesting a reinstatement of a new power purchase

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

contract. In October 1993, the CPUC hearing on the complaint was concluded. The CPUC has not rendered a decision on the complaint as of the date of this report, however in June, 1997, the Company and PG&E reached a settlement agreement of the complaint, which settlement is subject to approval by the CPUC.

     Other matters

Geological and geophysical costs for the years ended April 30, 1997 and 1996 were not significant.

To continue to operate and further develop its oil and gas properties, the Company will require significant amount of additional capital in 1997 and future years from the sale of debt and/or equity securities, or through other financial arrangements.

NOTE F - INCOME TAXES

The provisions for income taxes consists of:

                                                  April 30
                                     ----------------------------------
                                       1997        1996          1995
                                       ----        ----          ----
Current payable:
Federal - charge equivalent
 to provision for taxes on income                 $ 32,000     $  6,772
State                                $    800        1,017        5,023
                                     --------     --------     --------
                                          800       33,017       11,795
                                     --------     --------     --------
Deferred:
  Federal                              98,933       29,304       69,704
  State                                33,959       10,296       29,394
                                     --------     --------     --------
                                      132,892       39,600       99,098
                                     --------     --------     --------
                                      133,692       72,617      110,893
                                     --------     --------     --------
Less: utilization of net operating
loss carryforward                           0      (33,000)           0
                                     --------     --------     --------
                                     $133,692     $ 39,617     $110,893
                                     ========     ========     ========

The Company and its subsidiaries file consolidated Federal income tax returns. There is an aggregate Federal net operating loss carryover of approximately $11,900,000 available to reduce future federal taxable income of the parent company. These net operating loss carryovers will expire in various amounts between 2001 and 2010.

The Company also have available unused investment tax credits of $184,000 which will expire in various amounts between 1997 and 2001.

In 1997 and 1996 the minimum state taxes only were paid.

The reconciliation of income tax computed at U.S. Federal and State statutory rates to the income tax provision for the years ended April 30, 1997 and 1996 are as follows:

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES (CONTINUED)

                                                     1997
                              --------------------------------------------------
                                                  Currently Payable
                              --------------------------------------------------
                                 ERI      Twin-Chart  (ii)Consolidated  Deferred
                                 ---      ----------  ----------------  --------
Pre-tax accounting income     $ 282,725   $ 736,608     $1,019,333      $
Abandonment of property        (594,000)   (594,000)       594,000
                              ---------   ---------     ----------      --------
Taxable income                $ 282,725   $ 142,608     $  425,333      $594,000
                              =========   =========     ==========      ========

Tax at statutory rates:
   Federal                    $  98,900   $  49,900     $  148,800      $ 98,933
   State                            800       7,100          7,900        33,959
Utilization of net operating
     loss carry forward         (98,900)    (57,000)      (155,900)
                              ---------   ---------     ----------      --------

                              $     800   $       0     $      800      $132,892
                              =========   =========     ==========      ========

                                                     1996
                              --------------------------------------------------
                                                  Currently Payable
                              --------------------------------------------------
                                 ERI      Twin-Chart  (ii)Consolidated  Deferred
                                 ---      ----------  ----------------  --------

Pre-tax accounting income     $116,137     $91,501       $207,638        $
Abandonment of property                    (91,501)        91,501         91,501
                              --------     -------       --------        -------

Taxable income                $116,137           0       $116,137        $91,501
                              ========     =======       ========        =======
Tax at statutory rates:
       Federal                $            $             $ 33,000        $22,000
       State                                               10,000          7,617
Utilization of net
Operating loss carryforward                               (33,000)
                              --------     -------       --------        -------
                              $      0     $     0       $ 10,000        $29,617
                              ========     =======       ========        =======

Substantially all of the Company's deferred tax asset at April 30, 1996 was attributable to property that has been written-off for financial accounting, but not income tax purposes, amounting to approximately $600,000. The remainder of that property was written off in 1997.

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 1997 and 1996 consist of the following:
                                                           1997            1996
                                                        --------        --------
Trade accounts payable                                  $211,961        $404,481
Accrued vacation payable                                  67,443          65,105
Accrued salaries and wages payable                       134,623         128,333
Other accounts payable and accrued
liabilities                                               75,713          98,366
                                                        --------        --------

                                                        $489,740        $696,285
                                                        ========        ========


NOTE H - NOTES AND CONTRACTS PAYABLE

The following is a summary of notes and contracts payable at April 30, 1997 and 1996:

                                                          1997            1996
                                                          ----            ----
Unsecured notes payable to individuals due
in monthly installments of $2,955, including
interest at 8%, through December 2001
(see Note I)                                            $103,875        $137,736

Note payable secured by equipment, payable in
monthly installments of $462, including interest
at approximately 12.7%                                         0           7,353

Stipulated judgement for settlement of litigation
and dispute involving Company's co-generation project          0         112,855

Stipulated judgement for $201,875 for settlement of
litigation involving a well drilling contractor at
the Company's Mitchell and Bacon Hills lease
Interest at accruing 10% per annum                       358,429         326,097


Note payable to individual at 10%, due on demand           7,057           7,057

Judgement of $68,852 for prior years accrued rentals           0          32,645

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE H - NOTES AND CONTRACTS PAYABLE (CONTINUED)

Note payable to individual due in monthly installments
of $3,500, including interest at 9%.                           0           6,353

Unsecured notes payable to individuals, due on demand,
including interest at 8%.                                125,000               0

Unsecured note payable at 10%, due on demand.              4,500           4,500

Note payable to bank, secured under general security
agreement, due in monthly installments of $7,560,
including interest at 8.5%, through January 2002.        345,684         408,533
                                                        --------      ----------

TOTAL                                                    944,545       1,043,129
Less: current portion                                    585,859         577,234
                                                        --------      ----------
                                                        $358,686      $  465,895
                                                        ========      ==========

Aggregate maturities of long-term borrowings over the next five fiscal years are as follows:

   Year ended April 30                Amount
   -------------------                ------
          1998                       $585,859
          1999                       $ 98,584
          2000                       $102,464
          2001                       $101,236
          2002                       $ 56,402

NOTE I - ACQUISITION OF TWIN-CHART, INC.

In April 1993, the Company exchanged 50,000 shares of its common stock for a combination of 1,000,000 shares and 5,000,000 warrants of Twin-Chart, Inc.'s
(TCI) common  stock,  which  represented  approximately  20% of the  outstanding shares.  In  October  1994,  the  Company  acquired  the  remaining  issued  and outstanding shares of TCI which amounted to 4,098,000 shares for 4,587,000 shares of the Company's common stock and 5,000,000 warrants for the purchase of the Company's stock at an initial price of $5.00 per share. The price per share increases at a rate of $.50 per share per year for five years following the initial year, then at a rate of $1.00 per share per year for the second five years and finally at a rate of $2.00 per share per year for the final three year period. The acquisition has been accounted for as a purchase. The results of operations of TCI have been included in the accompanying consolidated financial statements since the date of acquisition, which was October 31, 1994. The total cost of the acquisition was approximately $1,050,000, which approximated the fair value of the net assets of TCI acquired as of that date.

In January, 1996, TCI acquired all of the minority interest (13.7%) in its subsidiary Transit Services, Inc. The purchase price was $110 per share on five year installment notes, due in monthly installments of $2,955, including interest at 8% (see Note H). The total cost was $167,750.

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

NOTE  I - ACQUISITION OF TWIN-CHART, INC. (Continued)

The separate financial statements of TCI are as follows:

                                                April 30
                                        -----------------------
                                            1997         1996
                                            ----         ----
Cash                                    $1,020,550   $  614,458
Accounts receivable                      1,032,161      883,671
Inventories                                755,036      742,268
Notes receivable-current                    39,579       63,309
Prepaid expenses                             5,918        4,222
                                        ----------   ----------
                                         2,853,244    2,307,928

Property and equipment (Net)               285,866      320,287
Deferred income taxes                            0      167,411
Deposits                                     3,097        3,097
                                        ----------   ----------
                                        $3,142,207   $2,798,723
                                        ==========   ==========

Accounts payable and accrued expenses   $  228,340   $  477,494
Income taxes payable                           400          400
Current portion of long-term debt           90,873       94,080
Due to a related party                   1,301,661      456,000
                                        ----------   ----------
                                         1,621,274    1,027,974

Long-term debt                             358,686      465,895
                                        ----------   ----------
                                         1,979,960    1,493,869
                                        ----------   ----------
Common stock                               986,987      986,987
Retained earnings                          175,260      317,867
                                        ----------   ----------
                                         1,162,247    1,304,854
                                        ----------   ----------
                                        $3,142,207   $2,798,723
                                        ==========   ==========

                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

NOTE I - ACQUISITION OF TWIN-CHART, INC. (Continued)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                               YEAR ENDED APRIL 30

                                              1997          1996           1995
                                              ----          ----           ----
Revenue:
  Sales                                   $7,444,170    $6,864,519   $6,110,557

Costs and Expenses:
  Cost of sales                            3,472,256     3,525,156    3,218,037
  General and administrative expense       2,862,982     2,129,386    1,648,589
  Sales expense                            1,052,164     1,004,953    1,010,045
  Interest expense                            40,851        42,028       27,146
  Depreciation                                36,946        39,116       50,242
                                          ----------    ----------   ----------

  Total costs and expenses                 7,465,199     6,740,639    5,954,059

INCOME (LOSS) FROM OPERATIONS                (21,029)      123,880      156,498

Other income (expense):
 Minority interest in income (loss) of
   consolidated subsidiary                         0       (11,192)      (8,736)
 Other                                      (121,578)      (21,188)
                                          ----------    ----------   ----------

Earnings (loss) before income taxes         (142,607)       91,500      147,762

 Provision for taxes                               0        39,617       40,276
                                          ----------    ----------   ----------

      Net Earnings (loss)                   (142,607)       51,883      107,486

 Retained Earnings, beginning of year        317,867       265,984      158,498
                                          ----------    ----------   ----------

 Retained Earnings, (deficit) end of year $  175,260    $  317,867   $  265,984
                                          ==========    ==========   ==========

                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

NOTE  I - ACQUISITION OF TWIN-CHART, INC. (Continued)

                            STATEMENTS OF CASH FLOWS
                               YEAR ENDED APRIL 30

                                                       1997          1996         1995
                                                       ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                              $ (142,607)   $  51,883    $ 107,486
  Adjustments to reconcile net earnings
  (loss) to net cash (used) provided
  by operating activities:
   Depreciation                                        36,946       39,116       50,242
   Minority interest                                        0       11,192        8,736

CHANGES IN CURRENT ASSETS AND
 CURRENT LIABILITIES:
  (Increase) decrease in current assets:
     Accounts receivable                             (145,803)      87,247     (205,321)
     Inventories                                      (12,768)      22,756     (119,782)
     Prepaid expenses                                  (3,355)      (1,140)      47,915
  (Increase) decrease in non-current assets:
     Deferred taxes                                   167,411       39,601       29,724
     Deposits                                               0            0        5,363
  Increase (decrease) in current liabilities:
     Accounts payable and accrued expense            (249,154)     (40,029)     229,064
     Income taxes payable                                   0            0       (3,000)
     Due to a related entity                          847,319      456,000            0
                                                   ----------    ---------    ---------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES      497,989      666,626      150,427
                                                   ----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of minority interest (Note H)                    0     (167,750)           0
  Purchase of property and equipment                   (2,525)    (308,634)     (32,734)
  Abandonment of property and equipment                     0       38,837            0
                                                   ----------    ---------    ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       (2,525)    (437,547)     (32,734)
                                                   ----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts repaid on notes receivable                   21,044       40,612            0
  Amounts loaned on notes receivable                        0       (4,838)     (27,188)
  Amounts borrowed on notes payable                         0      592,750       33,146
  Amounts repaid on notes payable                    (110,416)    (291,794)     (97,554)
                                                   ----------    ---------    ---------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (89,372)     336,730      (91,596)
                                                   ----------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                       406,092      565,809       26,097
CASH, beginning of year                               614,458       48,649       82,108
                                                   ----------    ---------    ---------

CASH, end of year                                  $1,020,550    $ 614,458    $ 108,205
                                                   ==========    =========    =========

                        See Notes to Financial Statements

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE J - AQUISITON OF NATIONAL ON-SITE CHECK CASHING, INC. OF NEVADA

In March, 1997, the Company issued 350,000 shares of common stock in exchange for 75% of the issued and outstanding stock of "National On-Site Check Cashing, Inc. of Nevada" (NOCC). NOCC cashes payroll checks for a fee using mobile armored trucks for facilitating the transactions. The Company recorded the transaction using the purchase method of accounting and valued the shares issued at $.10 per share.

NOTE K - COMMON STOCK

Shares issued in exchange for interest-bearing notes

The Company has issued shares of its common stock in exchange for notes receivable. The financial statements show the outstanding shares and the related notes receivable as an offset against stockholders' equity.

NOTE L - RELATED-PARTY MATTERS

As discussed below, certain transactions have been consummated with parties related to the Company and its management.

Ownership interests

As discussed in Note A, Mr. Sprenger, the Chairman of the Board, and Mr. Cox, the President constitute the management and are the only members of the Board of Directors of the Company. Mr. Sprenger is the trustee of two liquidating trusts for two formerly affiliated corporations in which he was an officer and director. These trusts, Progressive Investment Corporation Liquidating Trust (PICLT) and PIC Research and Development Liquidating Trust (PICR&DLT) are shareholders of Company common stock.

The ownership of the Company's common stock by Mr. Sprenger, Mr. Cox, PICLT, PICR&DLT, Company employees and other related parties (relatives, friends and business associates of Mr. Sprenger) is summarized as follows at April 30, 1997:

                                  Percentage
                                  ----------
     Mr. Sprenger *                  4.5
     Mr. Cox                        23.3
     PICLT                           1.9
     PICR&DLT                        1.2
     Company employees               2.5
     Other related parties *         24.3

* Includes stock issued under subscription rights (Refer to discussion in this Note L).

Mr. Sprenger, Mr. Sherer's Estate and other related parties own the following beneficial percentages in the two liquidating trusts at April 30, 1997.

                                   PICLT    PICR&DLT
                                   -----    --------
      Mr. Sprenger                    0         0
      Mr. Sherer (Estate)           7.0       1.1
      PICLT                            -     44.1
      Other related parties         31.0      6.0

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE L - RELATED-PARTY MATTER (CONTINUED)

Transactions involving Mr. Sprenger and other related parties

     A. In October 1984, the Company and the then President, Alfred P. Sprenger, and his wife Dorothy V. Sprenger (Sprengers), entered into an agreement (the agreement) for the issuance to the Sprengers of 2,000,000 investment shares of Company stock at a price of $1.00 per share. The price quoted by NASDAQ as of the date of agreement was $.875 to $1.00 per share. The agreement was mutually extended to December 31, 1991 for payment of the $2,000,000 which evidenced by a promissory note secured by the issued shares.

          In December 1991, the Company reviewed the status of the arrangement with issuances for employee options and settlement of liabilities. Accordingly, the stock price for this agreement was adjusted to $0.625 per share. This action resulted in a decrease of $750,000 in the amount of the original agreement. The maturity date of the promissory note has been extended to December 31, 2000.

          In December 1992, Mr. Sprenger assigned his interest in 1,950,000 of those investment shares to a non profit organization. From December 1991 to April 30, 1995, a total of $728,321 has been credited to the common stock promissory note by application of $598,000 in accrued salary compensation from 1988 to date and a $130,321 debt due Mr. Sprenger. At April 30, 1997 and 1996, the unpaid balance of the promissory note is $521,929 and $521,679, respectively, which is secured by 1) 870,800 shares of the issued common stock and 2) further collateralized by mortgages on real estate. At April 30, 1997, a total of 1,079,200 shares of the 1,950,000 shares of Company stock assigned by Mr. Sprenger had been transferred to the non profit organization.

     B. In December 1985, the Company issued 1,300,000 investment shares of common stock to certain parties in exchange for promissory notes secured by the issued shares at a price of $0.625 per share. The quoted market price according to the National Market Quotation Bureau was $0.62 to $0.875 per share at the date of issuance of the shares. The aggregate dollar amount of the promissory notes was $812,500. A total of $458,779 has been paid on the promissory notes to date by the various parties. The $353,721 balance due at April 30, 1997 is reflected in the consolidated Balance Sheet as a deduction from shareholders' equity. This balance due is secured by 508,394 of the issued shares. None of the promissory notes are due from officers, directors or employees of the company.

NOTE  M - COMMITMENTS AND CONTINGENCIES

General

The Company's operations are subject to various governmental and regulatory controls (particularly those of the Department of Energy and the Environmental Protection Agency), the effect of which on the nature of the Company's future operations, if any, is not known.

Commitments

     A. The Company leases its offices and manufacturing plant facilities under noncancellable operating leases which expire in 2005. The total minimum commitments under these leases are as follows:

ENERGY RESERVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

             Year ending April 30

                   1998          $ 67,642
                   1999          $ 67,642
                   2000          $ 67,642
                   2001          $ 67,642
           Through 2005          $248,043

          Rent expense for the years ended April 30, 1997, 1996 and 1995 is $134,852, $125,380 and $71,332, respectively.

     B. Two Executive Officers of the Company's Transit Services, Inc. subsidiary company have employment agreements which extend to December 1, 1997. The agreements may be terminated upon mutual consent by the Company and the employee by the execution of an agreement against the employee taking employment with any existing company or firm which conducts business in the sale or lease of temperature records equipment. In the event of termination by the Company without cause, the Company would be required to pay the Officers their respective salaries for the term of the agreement, which would amount to approximately $115,000 and $53,000, respectively, on an annualized basis.

Litigation

     A. In March 1992, the Company filed a complaint with the California Public Utilities Commission (CPUC) against Pacific Gas & Electric Company for bad faith in certain matters pertaining to the termination of a Power Purchase Agreement between the parties and seeking continuation of the Agreement. The complaint was heard in October 1993 by the CPUC. No decision has been entered by the CPUC as of this date, however, in June, 1997, the Company and PG&E reached a settlement agreement of the complaint, which settlement is subject to approval by the CPUL.

     B. In October 1995, a complaint for infringement of patent was filed in the United States District Court for the Eastern District of California. Management is of the opinion that they would prevail at trial on this matter, however, a settlement may be reached prior to a trial date.

Although the ultimate outcome of these suits cannot be ascertained at this time and liabilities of indeterminate amounts may be imposed upon the Company, it is the opinion of management, based on information currently available, that the allegations are without merit and that the resolution of this suit will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.