Form 10-Q
period 1997-07-31
ENERGY RESERVE INC
filed 1997-11-17
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended July 31, 1997
Commission file number 0-8006

                              ENERGY RESERVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          ARIZONA                                                86-0220617
------------------------------                               -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

100 West Clarendon,  Suite 450, Phoenix,  Arizona 85013

Registrant's telephone number, including area code (602) 264-1897

Former name, former address and former fiscal year, if changed since last report

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X   No
                                                                    ----   ----
                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to by filled by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 Yes     No
                                                                    ----   ----
                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - Common Stock, without Par Value
19,905,188 Shares Outstanding at August 31, 1997

                      ENERGY RESERVE, INC. AND SUBSIDIARIES
                                      INDEX

                                                           Page
                                                           ----
FACE SHEET                                                   1

INDEX                                                        2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                3

         Consolidated Balance Sheets at
         July 31, 1997 and April 30, 1997                    4

         Consolidated Statements of
         Operations and Accumulated Deficit
         Three Months Ended July 31, 1997 and 1996           5

         Statement of Cash Flows
         Three Months Ended July 31, 1997 and 1996         6-7

         Notes to Consolidated Financial Statements          8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                       9-11

PART II. OTHER INFORMATION AND SIGNATURE                    12

                                                                       FINANCIAL
                                                                     INFORMATION


                       ENERGY RESERVE INC AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy Reserve, Inc. and its subsidiaries, Twin Chart, Inc., its subsidiary Transit Services, Inc., Energy Reserve Holdings, Inc. and Energy Reserve
Financial Corporation (collectively the Company). engage in the business of acquiring, developing and selling oil, gas and mineral properties, and producing and selling crude oil and natural gas for its own account in the United States and in the manufacture and distribution of temperature recording instruments.

The Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the Information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and data notes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Energy Reserve, Inc. and consolidated subsidiaries at July 31, 1997 and April 30, 1997 and to a fair statement of the results of operations for the three months ended July 31, 1997 and 1996.

                     ENERGY RESERVE. INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     July 31,       April 30,
                                                       1997           1997
                                                       ----           ----
ASSETS
CURRENTS ASSETS:
  Cash                                             $ 1,51O,771    $ 1,118,019
  Accounts receivable                                1,097,180      1,131,873
  Inventory (Note A)                                   601,982        757,492
  Investment in securities                              64,500         64,500
  Notes receivable-current portion                      37,420         39,579
  Prepaid expenses                                      10,714         10,508
                                                   -----------    -----------
TOTAL CURRENT ASSETS                                 3,322,567      3,121,971

Property and equipment (net)                         3,692,875      3,748,808
Deposits                                                 3,890          3,890
Goodwill                                                50,714         78,687
                                                   -----------    -----------
                                                   $ 7,070,046    $ 6,953,356
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $   438,551    $   489,740
  Income taxes payable (Note B)                         25,635            400
  Current portion of long-term debt                    421,271        585,859
                                                   -----------    -----------
TOTAL CURRENT LIABILITIES                              885,457      1,075,999
Long-term debt                                         382,326        358,686
Minority interest                                           --          2,674
                                                   -----------    -----------
                                                     1,267,782      1,437,359
                                                   ===========    ===========
COMMITMENTS AND CONTINGENCIES (Note C )

STOCKHOLDERS' EQUITY
  Common stock, no par value: authorized
    100,000,000 shares; issued and outstanding
    9,905,188 shares at July 31, 1997
    and at April 30, 1997                            20,041,562    20,041,562
  Contributed Capital                                   220,872       220,872
  Unrealized loss on available-for-sale securities     (205,500)     (205,500)
  Accumulated (deficit)                             (13,379,020)  (13,665,287)

Less - notes receivable for common stock issued        (875,650)     (875,650)
                                                   ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                            5,802,264     5,515,997

                                                   $  7,070,046  $  6,953,356
                                                   ============  ============

                        See notes to Financial Statement

                      ENERGY RESERVE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                     Three Months Ended July 31
                                                  -----------------------------
                                                       1997             1996
                                                  ------------      ------------
REVENUE
  Sales                                           $  2,143,181       $1 877,434
COSTS AND EXPENSES
  Cost of sales                                      1,006,005        1,087,243
  General and administrative expenses                  498,412          456,161
  Sales expense                                        280,578          234,475
  Interest expense                                      18,288           15,782
  Depredation and depletion                             10,231           10,659
                                                  ------------     ------------
TOTAL EXPENSE                                        1,813,514        1,804,320
                                                  ------------     ------------


    INCOME (LOSS) FROM OPERATIONS                      329,667           73,114

OTHER INCOME (EXPENSE)
  Other income (expense)                               (17,010)         163,123
                                                  ------------     ------------
Earnings (loss) before income taxes                    312,657          236,237

Provisions for income taxes (note B)                    26,390               45
                                                  ------------     ------------
NET EARNINGS (LOSS)                                    286,267          236,192
ACCUMULATED DEFICIT, beginning of period           (13,665,287)     (14,535,928)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(13,379,020)    $(14,299,736)
                                                  ============     ============
EARNINGS PER SHARE:
  Net earnings                                    $       0.02     $       0.02
                                                  ============     ============

                       See notes to financial Statements

                      ENERGY RESERVE INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                       1997            1996
                                                     ---------       ---------
CASH FLOW FROM OPERATlNG ACTIVITIES
  Net earnings (loss)                                $ 286,267       $ 236,192
  Adjustments to reconcile net earnings
   (loss) to net cash used by operating activities:
  Depreciation and depletion                            10,231          10,659

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:
  Accounts receivable                                   34,693        (162,029)
  Inventory                                            155,510         210,484
  Prepaid expenses                                        (206)         (3,077)
  Notes receivable and investments                       2,159          37,692


(Increase) decrease in non-current assets
  Deferred taxes                                                         3,241
  Notes receivable - long term                                          (2,095)
  Goodwill                                              27,973
Increase (decrease) in current liabilities:
  Accounts payable and accrued expenses                (51,189)       (289,970)
  Income Taxes payable                                  25,235
                                                     ---------       ---------
NET CASH FROM OPERATING ACTIVITIES                     490,673          41,097

CASH FLOW FROM INVESTING ACTIVITIES
  Property and equipment-net                            45,702          (3,052)

CASH FLOW FROM FINANCING ACTIVITIES
  Repayment on notes payable                          (143,623)        (29,226)
                                                     ---------       ---------



                       See notes to Financial Statements

                      ENERGY RESERVE INC. AND SUBSIDIARIES

                            STATEMENT OF CASH PLOWS
                                  (Continued)


                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                        1997            1996
                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH                       392,752           8,819
CASH, beginning of period                           1,118,019         614,356
                                                   ----------        --------
CASH, end of period                                $1,510,771        $623,175
                                                   ==========        ========




                       See Notes to Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter Ended July 31, 1997


NOTE A - INVENTORY

Inventory at July 31, 1997 and April 30, 1997 and consists of the following:

                                       1997
                              ------------------------
                              July 31,       April 30,
                              -------        --------
Raw materials                 170,216        279,338
Work-in-process               138,749        142,413
Finished goods                290,561        333,285
Crude all                       2,456          2,456
                             --------       --------
                             $601,982       $757,492
                             ========       ========

NOTE B - INCOME TAXES

The Company and its subsidiaries file consolidated Federal income tax returns and separate State income tax returns.



NOTE C - COMMITMENTS AND CONTINGENCIES

There have been no changes in the disclosures of commitments, contingencies and litigation as contained in the Company's annual report Form 10-K for the year ended April 30,1997.

                                                                       Financial
                                                                     Information


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997 the Company had a working capital of $2,437,110 This is an improvement of $391,138 for the first quarter period May 1, 1997 to July 31, 1997. This was accomplished from the operating activities of the temperature recording industry segment, which business is conducted through Transit Services, Inc. under the style of Cox recorders.

The Company did not incur any long-term debt during this period and investment in property and equipment was minimal, At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, the Company plans to enter into equity, debt or other financing arrangements to meet its future financial needs for expansion and:

     (a) To resume drilling and work over activities at its Chico Martinez oil field;
     (b)  To provide for general working capital needs;
     (c)  To repay outstanding liabilities.


COMPARISON OF OPERATIONS FOR QUARTER ENDED JULY 31, 1997 and 1996

Net earnings for the first fiscal quarter ended July 31,1997 were $286,267 which is an improvement of $50,075 from the $236,192 earning for the same period last year. Earnings from operations for 1997 were $329,687, an improvement of $256,553 over the 1996 first fiscal quarter earnings from operations.

The following schedule reflects the operations of the two industry segments of the Company for the three months ended April 30, 1997 and 1996,

                                 Three Months Ended April 30,
                                 ----------------------------
                                      1997                       1996
                            ------------------------   -----------------------
                                Oil      Temperature      Oil      Temperature
                            Production    Recorders    Production   Recorders
                            ----------    ---------    ----------   ---------
Sales                       $ 14,147    $2,129,007     $     --    $1,877,434
Cost of sales                  7,250       998,755                  1,087,243
General & Administrative      35,311       463,101       16,906       439,255
Sales expense                              280,578                    234,475
Interest                       8,258        10,030        8,083         7,699
Depreciation/Amortization                   10,231                     10,659
                            --------    ----------     --------    ----------
Income (loss) from
 operations                  (36,645)      366,312      (24,989)       98,103
Other Income (loss)          (31,919)       14,909      157,824         5,299
Income taxes                   1,155        25,235           45
                            --------    ----------     --------    ----------
Net earnings (loss)          (69,719)      355,986     $132,790    $  103,402
                            ========    ==========     ========    ==========

OIL PRODUCTION OPERATIONS:

For 1997, the oil production operations include the operations of the subsidiary check cashing operations of National On-site Check Cashing, Inc. The three months period of 1996 does not include such operations. There were no crude oil sales for either 1997 or 1996. The sales income for 1997 was derived from check cashing operations and $15,660 of general and administrative expense was incurred by that operations

As of July 31, 1997 the Company liquidated the National On-Site Check Cashing subsidiary at a loss of $31,919, which is shown as other loss in the above industry segment analysis

The cost of sales was incurred from oil field maintenance and operations in renewal of production activities.

TEMPERATURE RECORDER OPERATIONS

Temperature recorder operations showed marked improvement in both sales and earnings for the three months ended July 31, 1997 as compared to the same period for 1996. Sales increased $251,537 and cost of sales declined $88,488 due to lower material costs and payroll expenses, The $23,846 increase in general and administrative expense was due to increased payroll, legal, insurance and transportation expenses. Sales expense increased $46,103 due to expenses related to the increased sales volume. The earnings from temperature recorder operations improved by $268,209 or 273% in 1997 over 1996. The increase in other income of $9,610 was primarily due to interest earnings. The Company expects continued improvement in its temperature recorder industry segment.

                                                                           OTHER
                                                                     INFORMATION

PART Il-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the annual report Form 10-K of the Company for the year ended April 30, 1997, relative to legal proceedings and litigation. No changes or determinations have occurred on such proceedings during the quarter covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are filed as a part of this report.

     (b) There were one Form 8-K filed on July 22, 1997 by the Company during the quarter ended July 31, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENERGY RESERVE, INC.


Date  8/22/97           /s/ Alfred P. Sprenger
    -----------         --------------------------------------------------------

                        Alfred P. Sprenger, Chairman and Chief Executive Officer

Date  8/22/97           /s/ Robert W. Dupree
    -----------         --------------------------------------------------------
                        Robert W. Dupree, Chief Financial Officer