Form 10-Q
period 1997-10-31
ENERGY RESERVE INC
filed 1997-12-16
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter ended October 31, 1997
Commission file number 0-8006

                              ENERGY RESERVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          ARIZONA                                               86-0220617
-------------------------------                             -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

100 West Clarendon, Suite 450, Phoenix, Arizona 85013
--------------------------------------------------------------------------------
Registrant's telephone number, including area code (602) 264-1897

               Former name, former address and former fiscal year,
                          if changed since last report

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to by filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 Yes [ ]  No [ ]

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - Common Stock, without Par Value
19,905,188 Shares Outstanding at November 19, 1997

                      ENERGY RESERVE, INC. AND SUBSIDIARIES
                                      INDEX

                                                                   Page
                                                                   ----

FACE SHEET                                                          1

INDEX                                                               2

PART I. - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                      3
       Consolidated Balance Sheets at
       October 31, 1997 and July 31, 1997                           4

       Consolidated Statements of
       Operations and Accumulated Deficit
       Three Months Ended October 31, 1997 & 1996                   5
       Six Months Ended October 31, 1997 and 1996                   6

       Statement of Cash Flows
       Six Months Ended October 31, 1997 and 1996                   7

       Notes to Consolidated Financial Statements                   8


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                            9-11

PART II. - OTHER INFORMATION AND SIGNATURE                         12

                                                                       FINANCIAL
                                                                     INFORMATION


                      ENERGY RESERVE, INC AND SUBSIDIARIES


PART I  - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Energy Reserve, Inc. and its subsidiaries, Twin Chart, Inc., its subsidiary Transit Services, Inc., Energy Reserve Holdings, Inc., and Energy Reserve
Financial Corporation (collectively the Company), engage in the business of acquiring, developing and selling oil, gas and mineral properties and producing and selling crude oil and natural gas for its own account in the United States and in the manufacture and distribution of temperature recording instruments.

The Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and data notes thereto included in the Company's annual report on Form 10-K, for the year ended April 30, 1997

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Energy Reserve, Inc. and consolidated subsidiaries at October 31, 1997 and April 30, 1997 and to a fair statement of the results of operations for the three months ended October 31, 1997 and 1996 and for the six months ended October 31, 1997 and 1996.

                      ENERGY RESERVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      October 31,     April 30,
                                                         1997           1997
                                                         ----           ----
ASSETS
CURRENTS ASSETS:
   Cash                                             $  1,114,460   $  1,118,019
   Accounts receivable                                 1,152,449      1,131,873
   Inventory (Note A)                                    726,990        757,492
   Investment in securities                               64,500         64,500
   Notes receivable-current portion                      370,627         39,579
   Prepaid expenses                                      199,149         10,508
                                                    ------------   ------------
TOTAL CURRENT ASSETS                                   3,628,175      3,121,971

   Property and equipment (net)                        3,682,052      3,748,808
   Deposits                                                3,890          3,890
   Goodwill                                               49,720         78,687
                                                    ------------   ------------
                                                    $  7,363,837   $  6,953,356
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses            $    439,626   $    489,740
   Income taxes payable                                   37,646            400
   Current portion of long-term debt                     512,331        585,859
                                                    ------------   ------------
TOTAL CURRENT LIABILITIES                                989,603      1,075,999

   Long-term debt                                        272,582        358,686
   Minority Interest                                         -0-          2,674
                                                    ------------   ------------
                                                       1,262,185      1,437,359
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note C )
STOCKHOLDERS' EQUITY
   Common stock, no par value: authorized
     100,000,000 shares; issued and outstanding
     19,905, 188 shares at October 31, 1997
       and at April 30, 1997                          20,041,562     20,041,562
   Contributed Capital                                   220,872        220,872
   Retained earnings (deficit)                       (13,079,632)   (13,665,287)
   Less - notes receivable for common stock issued      (875,650)      (875,650)
                                                    ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                             6,101,652      5,515,997
                                                    ------------   ------------

                                                    $  7,363,837   $  6,953,356
                                                    ============   ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                      ENERGY RESERVE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                       1997             1996
                                                       ----             ----
REVENUE
   Sales                                          $  2,086,957     $  1,881,774
                                                  ------------     ------------

COSTS AND EXPENSES
   Cost of sales                                       986,501          818,611
   General and administrative expenses                 430,889          407,815
   Sales expense                                       344,509          278,768
   Interest expense                                     16,618           17,991
   Depreciation and depletion                           11,817            9,803
                                                  ------------     ------------
   TOTAL EXPENSE                                     1,790,334        1,532,988
                                                  ------------     ------------

          INCOME FROM OPERATIONS                       296,623          348,786

OTHER INCOME (expense)
   Other income (expense)                               14,776         (136,691)
                                                  ------------     ------------
   Earnings before income taxes                        311,399          212,095

   Provisions for income taxes (note B)                 12,011              -0-
                                                  ------------     ------------

NET EARNINGS                                           299,388          212,095

ACCUMULATED DEFICIT, beginning of period           (13,379,020)     (14,299,736)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(13,079,632)    $(14,087,641)
                                                  ============     ============

EARNINGS PER SHARE:
   Net earnings (loss)                            $       0.01     $       0.01
                                                  ============     ============



                        SEE NOTES TO FINANCIAL STATEMENTS

                      ENERGY RESERVE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                   Six Months Ended October 31,
                                                  ------------------------------
                                                       1997             1996
                                                       ----             ----
REVENUE
   Sales                                          $  4,244,312     $  3,759,208
                                                  ------------     ------------

COSTS AND EXPENSES
   Cost of sales                                     1,992,506        1,905,854
   General and administrative expenses                 944,961          863,976
   Sales expense                                       625,087          513,243
   Interest expense                                     34,906           33,773
   Depreciation and depletion                           22,048           20,462
                                                  ------------     ------------
   TOTAL EXPENSE                                     3,619,508        3,337,308
                                                  ------------     ------------

          INCOME FROM OPERATIONS                       624,804          421,900

OTHER INCOME (EXPENSE)
   Other income (expense)                                 (748)          26,432
                                                  ------------     ------------

  Earnings before income taxes                         624,056          448,332

  Provisions for income taxes (note B)                  38,401               45
                                                  ------------     ------------

NET EARNINGS                                           585,655          448,287

ACCUMULATED DEFICIT, beginning of period           (13,665,287)     (14,535,928)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(13,079,632)    $(14,087,641)
                                                  ============     ============

EARNINGS PER SHARE:
   Net earnings (loss)                            $       0.03     $       0.02
                                                  ============     ============



                        SEE NOTES TO FINANCIAL STATEMENTS

                      ENERGY RESERVE, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS


                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                        1997          1996
                                                        ----          ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net earnings                                     $  585,655     $ 448,287
   Adjustments to reconcile net earnings
    to net cash used by operating activities:
   Depreciation and depletion                           22,048        20,462

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:
     Accounts receivable                               (20,576)     (164,659)
     Inventory                                          30,502       111,605
     Prepaid expenses                                 (188,641)       (3,576)
     Notes receivable and investments                 (331,048)       14,804

  (Increase) decrease in non-current assets
     Deferred taxes                                        -0-         3,241
     Notes receivable - long term                          -0-        (6,895)
     Goodwill                                           28,967           -0-
  Increase (decrease) in current liabilities:
     Accounts payable and accrued expenses             (50,114)     (231,119)
     Income Taxes Payable                              (37,246)          -0-
                                                    ----------     ---------
NET CASH FROM OPERATING ACTIVITIES                      39,547       192,150
                                                    ----------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
  property and equipment-net disposal                   40,324        (3,595)
  minority interest                                      2,674           -0-
                                                    ----------     ---------
NET CASH FROM INVESTING ACTIVITIES                      42,998        (3,595)
                                                    ----------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayment on long term debt                          (86,104)     (145,044)
                                                    ----------     ---------
NET CASH FROM INVESTING ACTIVITIES                     (86,104)     (145,044)
                                                    ----------     ---------

NET INCREASE (DECREASE) IN CASH                         (3,559)       43,511

CASH, beginning of year                              1,118,019       614,356
                                                    ----------     ---------

CASH, end of year                                   $1,114,460     $ 657,867
                                                    ==========     =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                      ENERGY RESERVE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 1997


NOTE A - INVENTORY

Inventory at October 31, 1997 and April 30, 1997 consists of the following:

                                              1997
                                  ----------------------------
                                  October 31,        April 30,
                                  -----------        ---------

      Raw materials                $246,341          $263,849
      Work-in-progress              162,934           254,188
      Finished goods                315,259           112,626
      Crude oil                       2,456             2,456
                                   --------          --------
                                   $726,990          $633,119
                                   ========          ========

NOTE B - INCOME TAXES

The Company and its subsidiaries file consolidated Federal income tax returns and separate State income tax returns.

The Company's provision for income taxes is determined after application of a portion of its net operating loss carry forward. As of October 31, 1997 the Company's unused net operating loss carry forward was $9,581,886.



NOTE C - COMMITMENTS AND CONTINGENCIES

There have been no changes in the disclosures of commitments, contingencies and litigation as contained in the Company's annual report Form 10-K for the year ended April 30, 1997

                                                                       FINANCIAL
                                                                     INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997 the Company had a working capital of $2,638,572. This is an improvement of $592,600 for the six months period May 1, 1997 to October 31, 1997. This was accomplished from the operating activities of the temperature recording industry segment, which business is conducted through Transit Services, Inc. under the style of Cox recorders.

The Company did not incur any long-term debt during this period and investment in property and equipment was minimal. At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, the Company plans to enter into equity, debt or other financing arrangements to meet its future financial needs for expansion and:

          (a) To resume drilling and work over activities at its Chico Martinez oil field;

          (b)  To provide for general working capital needs;

          (c)  To repay outstanding liabilities.

COMPARISON  OF OPERATIONS  FOR SECOND FISCAL  QUARTER ENDED OCTOBER 31, 1997 AND
1996

Consolidated net earnings for the second fiscal quarter ended October 31, 1997 were $299,388 as compared to $212,095 for the same period of 1996. This is an improvement of $87,293. The consolidated income from operations for the second quarter was $296,623 for 1997 as compared to $348,786 for 1996.

The following schedule reflects the operations of the two industry segments of the Company for the three months ended October 31, 1997 and 1996.

                                         Three Months Ended October 31,
                                 -----------------------------------------------
                                          1997                   1996
                                 -----------------------  ----------------------
                                    Oil      Temperature     Oil     Temperature
                                 Production   Recorders   Production  Recorders
                                 ----------   ---------   ----------  ---------
Sales                            $  3,560   $2,083,397   $    -0-    $1,881,774

Cost of sales                         643      985,858      1,415       817,196
General & Administrative           27,154      403,735     15,656       392,159
Sales expense                                  344,509        -0-       278,768
Interest                            8,258        8,360      8,083         9,908
Depreciation/Amortization             994       10,823      1,988         7,815
                                 --------   ----------  ---------    ----------

Income ( loss) from  operations   (33,489)     330,112    (27,142)      375,928
Other Income (loss)                   -0-       14,776      6,243      (142,934)
                                 --------   ----------  ---------    ----------
Earnings (loss) -
   before income taxes            (33,489)     344,888    (20,899)      232,994
Income taxes                          -0-       12,011          0             0
                                 --------   ----------  ---------    ----------
Net earnings (loss)              $(33,489)  $  332,877  $ (20,899)   $  232,994
                                 ========   ==========  =========    ==========

The oil production industry segment had sales from production during this quarter of 1997 and the Company expects to have increased crude oil production and sales at its Chico Martinez oil field in Kern Country, California during the balance of its fiscal year.

The increase of $11,498 in General and Administrative expenses in 1997 as compared to 1996 was due primarily to costs associated with its annual shareholders meeting.

Temperature recorder operations showed improvement in both sales and net earnings for the three months ended October 31, 1997 as compared to the same period for 1996. Sales increased $201,623. Other expense of $142,934 for 1996 includes a one time charge of $150,000 for royalties related to prior year sales that were paid during this quarter in settlement of pending litigation.

COMPARISON OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

The statement of operations for the six months ended October 31, 1997 and 1996. Includes the operating activities of the Company's subsidiary, Twin Chart, Inc., and its wholly owned subsidiary, Transit Services, Inc.

There was a consolidated net earnings of $585,655 for the period ended October 31, 1997, as compared to a net earnings of $448,287 for the same period ended October 31, 1996. However, to afford better analysis and comparison of the similar periods of 1997 and 1996, the following schedule segregates the operations by industry segments and provides a comparison of the oil production operations and the temperature recorder operations.

INDUSTRY SEGMENT                  Oil Production   Temp.Record   Oil Production    Temp Record
                                  -----------------------------------------------------------
                                       May 1,          May 1,        May 1,           May 1,
PERIOD                             Oct. 31,1997    Oct. 31,1997   Oct. 31,1996     Oct. 31,1996
                                   ------------    ------------   ------------     ------------
OPERATIONS:
REVENUE                             $  17,734       $4,226,578     $     566       $ 3,759,208
                                    ---------       ----------     ---------       -----------
COST OF SALES:
 Cost of sales                          7,893        1,984,613         1,660         1,904,439
 General & administrative expenses     62,465          882,496        30,010           831,414
 Sales expense                            -0-          625,087           -0-           513,243
 Interest expense                      16,516           18,390        21,855            17,607
 Depreciation & depletion               1,988           20,060           -0-            18,474
                                    ---------       ----------     ---------       -----------

 TOTAL                                 88,862        3,530,646        53,525         3,285,177
                                    ---------       ----------     ---------       -----------

 INCOME (LOSS) FROM OPERATIONS        (71,128)         695,932       (52,959)          474,031

  OTHER INCOME (expense):             (31,919)          31,171      (306,035)         (137,635)
                                    ---------       ----------     ---------       -----------

Earnings (loss) before income taxes  (103,047)         727,103      (358,994)          336,396
Provisions for income taxes             1,155           37,246           -0-               -0-
                                    ---------       ----------     ---------       -----------

NET EARNINGS (LOSS)                 ($104,202)         689,857     $(358,994)      $   336,396
                                    =========       ==========     =========       ===========

Temperature recorder segment operations resulted in an income from operations of $695,932 for the six months period ended October 31, 1997 as compared to $474,031 for the same period ended in 1997. This was accomplished by increased sales of $467,370 less increased costs and expenses of $245,469.

Temperature recorder segment other income increased $ 168,806 for the six months period ended October 31, 1997 as compared to the same period ended in 1996. This was due primarily to a payment of $150,000 in the second quarter of 1996 in complete and full satisfaction of a claim for royalties pertaining to prior years operations.

                                                                           OTHER
                                                                     INFORMATION

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the annual report Form 10-K of the Company for the year ended April 30, 1997, relative to legal proceedings and litigation. No charges or determinations have occurred on such proceedings during the quarter covered by this report.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits are filed as a part of this report.
         (b) There were no Form 8-K's filed by the Company during the quarter ended October 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENERGY RESERVE, INC.


Date December 15, 1997                 /s/ James L Cox
                                       ----------------------------------------
                                       James L Cox, President Chief Executive
                                       Officer, and Director


Date December 15, 1997                 /s/ Alfred P. Sprenger
                                       ----------------------------------------
                                       Alfred P. Sprenger. Chairman


Date December 15, 1997                 /s/ Robert W. Dupree
                                       ----------------------------------------
                                       Robert W. Dupree, Chief Financial Officer