Form 10-Q
period 1998-01-31
ENERGY RESERVE INC
filed 1998-03-26
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended January 31, 1998
Commission file number 0-8006

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

69 McAdenville Rd., Belmont, NC 28012

Registrant's telephone number, including area code (704) 825-8146

Former name, former address and former fiscal year, if changed since last report

                100 West Clarendon, Suite 450, Phoenix, AZ 85013

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

Class - Common Stock, without Par Value
19,905,188 Shares Outstanding at March 1, 1998

                      ENERGY RESERVE, INC. AND SUBSIDIARIES
                                      INDEX

                                                           Page
                                                           ----
FACE SHEET                                                   1

INDEX                                                        2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                3

         Consolidated Balance Sheets at
         January 31, 1998 and April 30, 1997                 4

         Consolidated Statements of
         Operations and Accumulated Deficit
         Three Months Ended January 31, 1998 and 1997        5
         Nine Months Ended January 31, 1998 and 1997         6

         Statement of Cash Flows
         Nine Months Ended January 31, 1998 and 1997         7

         Notes to Consolidated Financial Statements          8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                       9-11

PART II. OTHER INFORMATION AND SIGNATURE                    12

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

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Energy Reserve, Inc. and consolidated subsidiaries at January 31, 1998 and April 30, 1997 and to a fair statement of the results of operations for the three months and the nine months ended January 31, 1998 and January 31, 1997.

                     ENERGY RESERVE. INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     January 31,    April 30,
                                                       1998           1997
                                                       ----           ----
ASSETS
CURRENTS ASSETS:
  Cash                                             $   778,162    $ 1,118,019
  Accounts receivable                                1,131,316      1,131,873
  Inventory (Note A)                                   801,033        757,492
  Investment in securities                              64,500         64,500
  Notes receivable-current portion                     624,535         39,579
  Prepaid expenses                                     198,705         10,508
                                                   -----------    -----------
TOTAL CURRENT ASSETS                                 3,606,251      3,121,971

Property and equipment (net)                         3,681,191      3,748,808
Deposits                                                 3,890          3,890
Goodwill                                                48,726         78,687
                                                   -----------    -----------
                                                   $ 7,340,058    $ 6,953,356
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $   382,365    $   489,740
  Income taxes payable                                  21,995            400
  Current portion of long-term debt                    520,414        585,859
                                                   -----------    -----------
TOTAL CURRENT LIABILITIES                              924,774      1,075,999
Long-term debt                                         250,725        358,686
Minority interest                                           --          2,674
                                                   -----------    -----------
                                                     1,175,499      1,437,359
                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note C )
STOCKHOLDERS' EQUITY
  Common stock, no par value: authorized
    100,000,000 shares; issued and outstanding
    19,905,188 shares at January 31, 1998
    and at April 30, 1997                            20,041,562    20,041,562
  Contributed Capital                                   220,872       220,872
  Retained earnings (deficit)                       (13,016,725)  (13,665,287)
  Deduct-notes receivable for common
    stock issued                                       (875,650)     (875,650)
  Unrealized loss on securities                        (205,500)     (205,500)
                                                   ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                            6,164,559     5,515,997
                                                   ------------  ------------
                                                   $  7,340,058  $  6,953,356
                                                   ============  ============

                        See notes to Financial Statement

                      ENERGY RESERVE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                  Three Months Ended January 31,
                                                  -----------------------------
                                                       1998           1997
                                                   ------------   ------------
REVENUE
  Sales                                             $1,857,294    $  1,778,555
                                                  ------------    ------------
COSTS AND EXPENSES
  Cost of sales                                        923,552         878,920
  General and administrative expenses                  532,321         478,351
  Sales expense                                        309,757         260,538
  Interest expense                                      16,615          18,955
  Depredation and depletion                              7,915          10,291
                                                  ------------    ------------
TOTAL EXPENSE                                        1,790,160       1,647,055
                                                  ------------    ------------

    INCOME (LOSS) FROM OPERATIONS                       67,134         131,500

OTHER INCOME (EXPENSE)
  Other income (expense)                                (3,397)          7,178
                                                  ------------    ------------
Earnings (loss) before income taxes                     63,737         138,678

Provisions for income taxes (note B)                       830              --
                                                  ------------    ------------
NET EARNINGS (LOSS)                                     62,907         138,678

ACCUMULATED DEFICIT, beginning of period           (13,079,632)    (14,087,641)
                                                  ------------    ------------
ACCUMULATED DEFICIT, end of period                $(13,016,725)   $(13,948,963)
                                                  ============    ============
EARNINGS PER SHARE:
  Net earnings (loss)                             $      0.003    $       0.01
                                                  ============    ============




                       See notes to financial Statements

                      ENERGY RESERVE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                  Nine Months Ended January 31,
                                                  -----------------------------
                                                       1998             1997
                                                  -------------    ------------
REVENUE
  Sales                                             $6,101,606     $  5,537,763
                                                  ------------     ------------
COSTS AND EXPENSES
  Cost of sales                                      2,916,058        2,784,774
  General and administrative expenses                1,492,942        1,342,327
  Sales expense                                        934,844          773,781
  Interest expense                                      51,521           52,728
  Depredation and depletion                             29,963           30,753
                                                  ------------     ------------
TOTAL EXPENSE                                        5,425,328        4,984,363
                                                  ------------     ------------

    INCOME (LOSS) FROM OPERATIONS                      676,278          553,400

OTHER INCOME (EXPENSE)
  Other income (expense)                                11,515           33,610
                                                  ------------     ------------
Earnings (loss) before income taxes                    687,793          587,010

Provisions for income taxes (note B)                    39,231               45
                                                  ------------     ------------
NET EARNINGS (LOSS)                                    648,562          588,965

ACCUMULATED DEFICIT, beginning of period           (13,665,287)     (14,535,928)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(13,016,725)    $(13,948,963)
                                                  ============     ============
EARNINGS PER SHARE:
  Net earnings (loss)                             $       0.03     $       0.03
                                                  ============     ============






                       See notes to financial Statements

                      ENERGY RESERVE INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                        1998           1997
                                                     ----------     ---------
CASH FLOW FROM OPERATlNG ACTIVITIES
  Net earnings (loss)                                $  648,562     $ 586,965
  Adjustments to reconcile net earnings
   (loss) to net cash used by operating activities:
  Depreciation and depletion                             29,963        30,753

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:
  Accounts receivable                                      (557)     (314,344)
  Inventory                                             (51,541)      177,488
  Prepaid expenses                                     (188,197)      (18,467)
  Notes receivable and investments                     (584,956)        2,728

Increase (decrease) in current liabilities:
  Accounts payable and accrued expenses                 (85,780)     (238,682)
  Current portion of long-term debt                     (65,445)      (87,055)
                                                     ----------     ---------
NET CASH FROM OPERATING ACTIVITIES                     (297,951)      139,386
                                                     ----------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Decrease in goodwill                                   28,967
  Property and equipment-net                             39,762        (5,045)
  Repurchase minority interest                           (2,764)           --
                                                     ----------     ---------
NET CASH FROM INVESTING ACTIVITIES                       66,055        (5,045)
                                                     ----------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Long-term debt                                       (107,961)     (136,610)
  Deferred taxes                                             --         3,241
                                                     ----------     ---------
NET CASH FROM FINANCING ACTIVITIES                     (107,961)      133,369
                                                     ----------     ---------
NET INCREASE (DECREASE) IN CASH                        (339,857)          972

CASH, beginning of period                             1,118,019       614,356
                                                     ----------     ---------
CASH, end of period                                  $  778,162     $ 615,328
                                                     ==========     =========



                       See notes to Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter Ended January 31, 1998


NOTE A - INVENTORY

Inventory at January 31, 1998 and April 30, 1997 consists of the following:

                            January 31, 1998       April 30, 1997
                            ----------------       --------------
Raw materials                   307,566                279,338
Work-in-progress                177,934                142,413
Finished goods                  301,077                333,285
Crude all                         2,456                  2,456
                               --------               --------
                               $809,033               $757,492
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

                                                                       Financial
                                                                     Information


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998 the Company had a working capital of $2,681,477. This is an improvement of $635,505 for the nine months period May 1, 1997 to January 31, 1998. This was accomplished from the operating activities of the temperature recording industry segment, which business is conducted through Transit Services, Inc. under the style of Cox recorders, together with non-operating income from the crude oil business segment.

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


COMPARISON OF OPERATIONS FOR QUARTER ENDED JANUARY 31, 1998 AND 1997

Net earnings for the third fiscal quarter ended January 31, 1998 were $62,907 as compared to $138,678 for the same period of 1997. The consolidated income from operations for the third quarter ended January 31, was $67,134 for 1998 as compared to $131,500 for 1997.

The following schedule reflects the operations of the two industry segments of the Company for the three months ended January 31, 1998 and 1997.

                                      Three Months Ended January 31,
                                      ------------------------------
                                   Oil Production      Temperature Recorders
                            -------------------------------------------------
                              1997           1998          1997       1998
                            ----------    ---------    ----------   ---------
Sales                       $     --      $     --     $1,778,555  $1,857,294
Cost of sales                    793         3,128        828,127     920,424
General & Administrative      19,746        35,097        458,605     512,884
Sales expense                     --            --        260,538     309,757
Interest                       8,119         8,258         10,836       8,357
Depreciation/Amortization        994           994          9,297       6,921
                            --------      --------     ----------  ----------
Income from operations       (29,652)      (47,477)       161,152      98,951
Other Income (loss)               --            --          7,178      12,263
                            --------      --------     ----------  ----------
Earnings (loss) before
  income taxes               (29,652)      (47,477)       168,330     111,214
Income taxes                      --           830             --          --
                            --------      --------     ----------  ----------
Net earnings (loss)         $(29,652)     $(48,307)    $  168,330  $  111,214
                            ========      ========     ==========  ==========

                                 OIL PRODUCTION

Net loss for the current period increased $18,655 over the prior year period for the oil production segment. There were no crude oil sales during the current quarter. Oil production at the Company's Chico-Martinez, Kern County, California oil field was restarted in December 1996. Management anticipates increased crude oil production activities including oil sales during the ensuing months. To this goal, management has budgeted an initial expenditure of $150,000 over the next few months. The increase of $15,351 in general and administrative expense is due primarily to shareholder meeting expense in November 1997.

                             TEMPERATURE RECORDERS

Temperature recorder operations showed improvement in sales but not net earnings for the three months ended January 31, 1998 as compared to the same period for 1997. Sales increased $78,739. Cost of sales increased $42,297, however the percentage of such cost relative to sales remained constant at 49%. General and administrative expense increased $54,279, primarily due to development expenses on new products for this industry segment. The increase in sales expense of $49,219 as compared to last year's quarter is due to trade shows cost and travel together with greater sales costs related to increased sales volume.

COMPARISON OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

There was a consolidated net earnings of $648,562 for the period ended January 31, 1998, as compared to net earnings of $586,965 for the same period ended January 31, 1997. However, to afford better analysis and comparison of the similar periods of 1998 and 1997, the following schedule segregates the operations by industry segments and provides a comparison of the oil production operations and the temperature recorder operations.

                                      Nine Months Ended January 31,
                                      ------------------------------
                                  Oil Production        Temperature Recorders
                              -------------------------------------------------
                                1997         1998           1997         1998
                              --------     ---------     ----------   ---------
Sales                         $      0     $  17,734     $5,537,763  $6,083,872
Cost of sales                    2,078        11,021      2,782,566   2,905,037
General & Administrative        52,308        97,562      1,290,019   1,395,380
Sales expense                       --            --        773,781     934,844
Interest expense                24,285        24,774         28,443      26,747
Depreciation/Amortization        2,982         2,952         27,771      26,981
                              --------     ---------     ----------  ----------
INCOME (LOSS) FROM OPERATIONS  (81,783)     (118,605)       635,183     794,883
OTHER INCOME (EXPENSE):
Other income (expense)         164,076       (31,919)      (130,466)     43,434
                              --------     ---------     ----------  ----------
Earnings (loss) before
  income taxes                  82,293      (150,524)       504,717     838,317
Income taxes-minimum                45         6,985            -0-      37,246
                              --------     ---------     ----------  ----------
NET EARNINGS (LOSS)           $ 82,248     $(152,509)    $  504,717  $  801,071
                              ========     =========     ==========  ==========

                                 OIL PRODUCTION

Oil production revenue increased $17,734 in the current year nine month period as compared to the prior year. Increased cost of sales is attributable to production expenses which were not present in the prior year because of lack of production. The general and administrative expenses increase of $45,254 is due to shareholder meeting expenses and administrative expenses of a check cashing operation now discontinued.

The $31,919 of other expense is the loss on disposition of the check cashing business operated for a short period within the oil segment operations. The other income of $164,078 for the prior year resulted from the settlement of certain indebtness at less than the recorded debt.

                              TEMPERATURE RECORDERS

Current year sales show an increase of $546,109 over the prior year which is a 10% increase. Cost of sales as a percentage to sales is 48% for 1998 as compared to 50% for 1997. The increase of $105,361 or 1.9% in general and administative expense resulted primarily from development expense of new product lines. The sales expense increase of $161,063 for the current nine month period as compared to the prior year period is attributable to trade show costs and travel, sales promotional advertising and literature and greater sales costs related to the increased sales volume.

Other income and expense category shows an improvement change of $173,900. In the prior year period there was a $150,000 payment as complete and full settlement of a claim for royalties pertaining to prior years operations whereas for the current year there was a $43,434 earnings of interest income.

Net earnings increased $296,354 or 58.7% for the current year as compared to the prior year.

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

ITEM 5. OTHER INFORMATION

Subsequent to January 31, 1998, the date of this report, the Company received payment in the amount of $3.5 million pursuant to the settlement of that certain litigation with Pacific Gas & Electric Company which was disclosed on Form 8-K dated July 22, 1997. The Company retained $2.274 million net of the $3.5 million settlement after payment of costs and expenses of the eight year litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are filed as a part of this report.

     (b) There was no Form 8-K filed by the Company during the quarter ended January 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENERGY RESERVE, INC.

Date  3/18/98      /s/ James L. Cox
    -----------    --------------------------------------------------------
                   James L. Cox, President, Chief Executive Officer and Director


Date  3/14/98      /s/ Alfred P. Sprenger
    -----------    --------------------------------------------------------
                   Alfred P. Sprenger, Chairman

Date  3/14/98      /s/ Robert W. Dupree
    -----------    --------------------------------------------------------
                   Robert W. Dupree, Chief Financial Officer