Form 10-K405
period 1998-04-30
ENERGY RESERVE INC
filed 1998-07-31
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10K

                 ANNUAL REPORT PURSUANT TO SECTION 113 OF 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF
1934 For the fiscal year ended April 30, 1998, Commission File #0-8006

                             COX TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                           f.k.a. ENERGY RESERVE, INC.
             (Exact name of registrant as specified in its charter)

         Arizona                                                 86-0220617
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification # )

69 McAdenville Road, Belmont, North Carolina 28012
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (704)  825-8146

Securities registered pursuant to Section 12 (b) of the Act:  (None)

Securities registered pursuant to Section 12 (g) of the Act:  (None)

                         Common stock, without par value
--------------------------------------------------------------------------------
                                ( Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates for the registrant's (the aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)
                           $3,505,566 at July 1, 1998
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants.)
                          19,905,438 as of July 1, 1998
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        (a) GENERAL DEVELOPMENT OF BUSINESS

        Cox Technologies, Inc. f.k.a. Energy Reserve, Inc. (the Company) has been primarily engaged in the business of producing and distributing transit temperature recording instruments, both domestically in the United States and internationally. The Company also engages in the business of acquiring, developing and selling oil properties and of producing and selling crude oil for its own account in the United States. As such the Company has not and does not engage in petroleum refining or retail marketing.

        The Company was incorporated as Mericle Oil Company in July 1968, under the laws of the State of Arizona. The name was changed to Energy Reserve, Inc. in August, 1975 and changed for the second time in April 1998 to Cox Technologies, Inc. Its executive offices, formerly located in Phoenix, Arizona are now located at 69 McAdenville Road, Belmont, North Carolina 28012 and its telephone number is (704) 825-8146. Except where the context otherwise indicates, all references to the "Company" are to Cox Technology, Inc. and its wholly owned subsidiaries, Twin-Chart, Inc. its wholly owned subsidiary Transit Services, Inc., ERES Cogenics, Inc., Energy Reserve Financial Corporation, Energy Reserve Holdings, Inc. and Digi-V, Inc., a 56% owned subsidiary.

        (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The Company has two industry segments: (1) production and distribution of temperature recording devices; and (2) crude oil production and development. The following table summarizes the assets, revenues and operating results attributable to the Company's operations by industry segments for the date and periods indicated.
                                       1998          1997             1996
                                       ----          ----             ----
Revenues
(1) Temperature recorders-Y/E 4/30   $8,135,197    $7,444,170     $6,864,519
(2) Oil production-Y/E 4/30              $3,559        $9,647            -0-

Operating profit or loss:
(1) Temperature recorders-Y/E 4/30   $1,094,285      $840,992       $531,885
(2) Oil production-Y-E 4/30          $1,972,283       $29,649     $(363,864)

Identifiable assets
(1) Temperature recorders-4/30       $2,958,066    $3,142,207     $2,798,723
(2) Oil production-Y/E 4/30          $6,808,470    $3,811,149     $3,756,947

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     TEMPERATURE RECORDER OPERATIONS

        The Company's temperature recorder activities include production and distribution of transit temperature recording instruments. These instruments, known as temperature recorders, are self contained, battery powered and designed to create a graphical "time vs. temperature" record.

        The recorders are marketed under the trade name Cox Recorders and produce a record which is documentary proof of temperature conditions useful for compliance with governmental regulations, the monitoring performance of refrigerated carriers, and for claims in the transport of valuable perishables such as produce, meat, pharmaceuticals, chemicals, live plants and animal material.

        The Company produces two separate graphic recorders. The COX1 and COBRA are single-channel recorders which record the air temperature in the truck or container. The COBRA is a new low-cost recorder with a transparent case, which allows viewing of the temperature record without opening the case itself. Both are used primarily in transit monitoring of temperature variations.

          In addition to these graphic temperature recorders, the Company distributes an electronic temperature recorder, or "data logger", named the TRACER. The TRACER delivers its data via a cable link to a PC computer using specialized software. TRACER is used in quality control and safety applications in the foods industries and also in shipping. The shipping configuration is a new design with an integral mailer pack that has patents pending.

        The source and availability of raw materials are not critical or significant factors in the temperature recorder operations of the Company.

        The temperature recorder operations of the Company are non-seasonal.

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

        The product lines include a portable penetration probe thermometer, which is retailed but not manufactured by the Company. The Company also performs contract manufacturing.

        The COX1 product accounts for 90% of the Company's business. The balance is due to probes and retail sales of other temperature monitoring products, which are not manufactured. The COBRA and TRACER products are new and no substantial volume has yet been achieved.

        OIL PRODUCTION OPERATIONS

        The Company's oil activities include the drilling of development wells and the development and operation of such properties for production of oil. Since 1980, the Company has principally financed these activities by borrowings, sales of non-operating assets, issuance of its common stock and from operations. During the three years covered by this report the Company has only had modest crude oil production or sales from March 1997, when production sales were reactivated.

        In 1986, as a means to maximize production through steam enhancement of its significant heavy crude reserves, the Company undertook a project to construct a Cogeneration (COGEN) and Thermal Enhanced Oil Recovery (TEOR) at its oil leases in the Chico-Martinez field, Kern County, California. The COGEN/TEROR facility as contracted with Pacific Gas & Electric Company (PG&E), a California public utility, was a 45 MW project consisting of two phases; Phase One being
20.5 MW and Phase Two being 24.5 MW. Problems arose with PG&E, principally dealing with the power transmission routing and inter-connection, which prevented the Company from meeting the contract deadline.

        As a result of these problems, a complaint was filed with the California Public Utilities Commission against PG&E. The future plans of the Company pertaining to it's oil production and the COGEN/TEOR operation are discussed under the respective properties captions elsewhere in this report under Item 2., Description of Properties - Mitchel and Bacon Hills leases. The Company's plans to augment its oil operations in California include, by late 1998, a well-enhancement oil recovery project at the Chico-Martinez Field. It is anticipated that the project will be a "Qualified Enhanced Oil Recovery Project" as defined by the Omnibus Budget Reconciliation Act of 1990 with resultant entitlements of substantial federal income tax benefits. The organizational structure of the enhanced oil project will be such as to enable investor financing of the project and/or outsourcing of the field operations.

        Actual drilling operations are not undertaken by the Company, but are conducted by third-party drilling contractors. The Company, however, may act as operator of such projects, thereby supervising exploration, drilling, and production activities. Since 1980, virtually all of the Company's development activities have been on its Kern County Leases, which the Company acquired by cash and/or issuance of shares of its common stock to be held for investment( investment shares).

        The source and availability of raw materials are not critical or significant factors in the oil production operations of the Company.

        The oil operations of the Company are non-seasonal.

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

        The oil and gas industry is extremely competitive and involves risk. The Company is a minor factor in the petroleum and natural gas industry as regards to its development and production activities. The ability of the Company to market oil and gas produced from its properties or from those which may be subsequently acquired depends on numerous factors beyond the control of the Company, including the extent of production and imports of oil and gas into the United States, the proximity and capacity of oil and gas pipelines, the availability of other transportation facilities, the marketing of competitive fuels, the effect of governmental regulations on the production of oil and gas and other matters affecting the availability of a ready market, such as fluctuation, supply and demand.

        Governmental agencies of the United States maintain a close watch on the ecological impact of development activities and the possibility of ecological disturbances. Such measures may substantially increase the cost of developing and producing oil and gas and may prevent or delay the commencement or continuance of a given operation. In the opinion of management of the Company, its operations comply with applicable legislation and regulations. The existence of such regulation has had no material effect on the Company's operations and the cost of such compliance has not been material to date. The cost and effect on operations of compliance with future environmental laws and regulations cannot be predicted and such measures may have an effect on the capital investment or the net revenues resulting from the Company's activities.

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

        MITCHEL LEASES

        These subleases, located in the Chico-Martinez field, Kern County, California, were acquired in 1969 and consist of 380 acres in which the Company has interests to a depth of 2,000 feet on 320 acres and to a depth of 2,500 feet on 60 acres. The Company owns a 78.33 percent working interest in these subleases, with 52 completed oil wells which were unitized in 1976 and which produce from the 500 to 1,600 foot levels. Production interest of others in these wells was 1.1 percent at April 30, 1998, 1997 and 1996. The oil produced is heavy crude of approximately 12.7 API gravity. The Company has no drilling requirements under the subleases, which are held by production. There was no crude oil production on these leases during the three years ended April 30, 1998 until March 1997.

        BACON HILLS LEASE

        In March 1990, the sublessor declared this sublease terminated and requested return of the underlined portion of the sublease. The Company does not acknowledge the declaration of termination and has not complied with the sublessor's request. To date, no litigation, action or further request has been undertaken by the sublessor in a connection with this matter. The Company retains and holds a five-acre well tract and the oil and gas rights to each of fourteen wells drilled on this sublease.

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

       COGENERATION SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION

        During the past ten years, the Company's oil activities have been directed toward the implementation of the COGEN/TEOR Project on the Mitchel leases which would be capable of serving the combined Mitchel and Bacon Hills leases with a steam flood enhanced oil recovery operation and provide for the sale of power to a California public utility company. ERES Cogenics, Inc., a wholly owned subsidiary, was formed in August 1987 to be the builder/owner/operator of the COGEN/TEOR facilities. The Company signed a power purchase agreement with Pacific Gas and Electric Company for the delivery to the utility of 20.5 megawatts of electricity by a date no earlier than June 1, 1989 and no later than December 24, 1991. The agreement further provided for delivery and purchase of up to 45 megawatts of power in later years. Contracts were signed for negotiated with responsible and experienced suppliers, supervision, natural gas delivery, maintenance and operation and the TEOR installation, including the laying of steam lines for the steam flood operations.

        As stated earlier in 1(c) under Oil Production Operations, certain problems arose with the public utility, which rendered the Company unable to satisfy the power purchase contract requirements by the December 24, 1991 deadline. The public utility denied a request for deferral of the deadline date. The Company filed a complaint with the California Public Utility Commission
(CPUC) requesting continuation of the power purchase agreement. The matter was heard by the CPUC in October 1993 and a settlement in this litigation was reached in June 1997, which was approved by the CPUC in the amount of $3,500,000. The Company received the settlement amount in February 1998.

        The tables below set forth the gross and net developed acreage and the gross, net, and revenue net productive wells of all oil and gas properties of the Company at April 30, 1998.

        (a) "Gross Acreage" represents all acres in respect to which the Company has a working interest, "Net Acreage" represents the aggregate of the working interest of the Company in the gross acreage.

                                                  Acreage (a)
                                            ----------------------
                                              Gross
   Location        Held By      Expires     Developed        Net
   --------        -------      -------     ---------        ---
  California
  Mitchel        Production    Indefinite     380.00        297.65
 *Bacon Hills    Production        *           70.00         54.83
                                             -------        ------
                                              450.00        352.48

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

                                OIL/BBDS

                           1998           235
                           1997           500
                           1996           -0-
                           1995           -0-
                           1994           -0-

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On November 15, 1997 pursuant to Notice and accompanying Proxy Statement for the Annual Meeting of Shareholders, the annual meeting of shareholders of the Company was held in Phoenix, Arizona at which meeting the following matters were submitted to a vote of the securities holders:

          1. To elect five Directors to the Board of Directors for a one-year term in accordance with the articles of Incorporation.

          2.   To consider  and act upon a proposal to ratify the  selection  of
               Bedinger  &  Company   as  the   Company's   independent   public
               accountants for the fiscal year ending April 30, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) MARKET INFORMATION FOR COMMON STOCK

        The Company's common stock is traded in the nationwide over-the-counter market and is listed in the electronic bulletin board provided by the National Quotation Bureau, Inc.

        The range of high and low bid quotations for each quarterly period during the past four years ended April 30, based upon information provided to the Company by the National Association of Securities Dealers or market makers in the Company's stock, was as follows:

                     1998             1997             1996          1995
                  -----------     -----------    -----------   ------------
                  High    Low     High    Low    High    Low    High    Low
                  ----    ---     ----    ---    ----    ---    ----    ---
 First Quarter     1/4    1/4      1/4    1/4     5/8     3/8   3/16    7/64
 Second Quarter   5/16   5/16    1 1/4    1/8     5/8    5/16   3/16    1/86
 Third Quarter     3/4    3/8    13/16    3/8     5/8    5/16   7/16    3/16
 Fourth Quarter    3/4    3/8      3/4    3/8     1/2    5/16    5/8     3/8

        (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

        As of April 30, 1998 the approximate number of holders of record of each class of equity securities of the Company was as follows:

        Common Stock, no par value  3,000 (1)

        (1) Included in the number of stockholders of record are shares held as "nominee" or "street name.

        (c) DIVIDENDS

        The Company has not declared any dividends during the past three years ended April 30, 1996 through 1998.

ITEM 6. SELECTED FINANCIAL DATA

        Following is a summary of selected financial data for each of the last three fiscal years ended April 30:

                                        1998          1997          1996
                                        ----          ----          ----
           Operating Revenues        $8,138,757    $7,453,817    $6,864,519
           Profit (loss) from
           continuing operations      3,117,068     1,004,333       207,638

           Profit (loss) from
           continuing operations
           per common stock                0.15          0.05          0.01

           Total Assets               9,766,536     6,953,356     6,555,670

           Long-term
           Obligation                   280,706       358,686       465,895

           Cash Dividends Declared
           Per Common Share                 -0-           -0-           -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           LIQUIDITY AND CAPITAL RESOURCES

           Based upon its temperature recorder operations and the developed and undeveloped reserves of the Mitchel and Bacon Hills leases, the Company anticipates cash from operations, equity investment, and borrowing from long-term lending sources adequate to meet cash requirements. At present, cash flow from operations is adequate to meet cash requirements and commitments of the Company. However, the Company intends to enter into equity, debt of other financing arrangements to meet its further financial needs for expansion into food safety control products related to its temperature recorder operations and:

          (a) To resume and continue drilling and work over activities at its Chico Martinez oil field.

          (b)  To repay outstanding current liabilities;

          (c)  To provide for general working capital needs;

        COMPARISON OF OPERATIONS FOR 1998 AND 1997

        Operations for the years ended April 30, 1998 resulted in a net earnings of $3,066,568 or 0.15 per share. Included in these net earnings is a one-time income amount of $2,043,305 net of the provision for income taxes. The income from operations was $1,023,263 for the current year and $985,119 for the prior year.

        The following schedule sets forth the two company segments for the years ended April 30, 1998 and 1997:

                                     Y/E 1998                    Y/E 1997
                             Temperature      Oil        Temperature     Oil
                              Recorders    Production    Recorders    Production
                              ---------    ----------    ---------    ----------
Revenues:
Sales                         $8,135,197  $     3,559   $ 7,444,170   $   9,647

Cost of sales                  3,676,082       28,775     3,472,256       3,649

General & Admin                1,925,715      153,492     1,745,691      88,915
Sales Expense                  1,223,991          -0-     1,052,164         -0-
Interest                          34,938       37,250        40,851      24,249
Depreciation                      34,468          782        36,946       3,977

Income(loss) operations        1,240,003     (216,740)    1,096,262    (111,143)
Other income (expense)          (127,203    2,221,008      (121,578)    140,792
Income taxes                      18,515       31,985       133,692         -0-

Net earnings (loss)            1,094,285    1,972,283       840,992      29,649

        TEMPERATURE RECORDERS

        Sales increased approximately $700,000 or 9% for the current year as compared to the prior year ended April 30. There was an improvement in cost of sales as a percentage of sales from 46.6% in the 1996-97 year to 45.1% in the 1997-98 year.

        Sales expense increased $171,827 for the current year over the prior year. Such expenses expressed as a percent of sales, increased from 14% last year to 15% for the current year. This increase was due primarily to marketing activities in the introduction of the Company's new products concerning food safety monitoring.

        General and administrative expense as a percentage of sales remained constant at 23% for the two years of comparative operations. The decrease of 15% in interest expense was due to reduction in long term debt. The category of other expense increased by $5,625 or 5% due primarily to a reduction in interest income from the prior year.

        Overall, the improvement in Income from Operations of $143,741 is noteworthy by the fact that it represents 21% of the sales increase. This compares favorably with the Company's historically normal percentage of 15% for this category of income.

        OIL PRODUCTION

        Crude oil sales were down in the 1997- 98 year by $6,088 or 63%. This was the result of decreased production due to depressed oil prices and a well work-over program.

        Cost of sales increased $25,126 due to the above-mentioned work-over program, which accounted for all of the increase.

        General and administrative expenses increased $64,577 or 73%, due primarily to technological research and development costs of $32,000, shareholder meeting costs of $19,000 and increases aggregating approximately $13,500 for rent, travel, insurance and office relocation costs.

        The increase in interest expense of $13,000 was due primarily to an adjustment of the note payable balance pertaining to the stipulated judgement referred to in Note H of Notes to Consolidated Financial Statements incorporated herein by reference.

        Other income increased $2,080,216 over the prior year income of $140,792. As disclosed elsewhere in this report under Enhanced Oil Recovery Operations and by Note E of Notes to Consolidated Financial Statements incorporated herein by reference, the Company received $3.5 million in February 1998 in settlement of certain litigation with a public utility company. The Company realized a net settlement amount of $2,274,764 after payment of legal fees, consultant fees and litigation costs of the six-year litigation. The Company absorbed a charge to operations of $53,756 from a write off of certain investment securities valuation and other expenses which resulted in the $2,221,008 other income amount.

        COMPARISON OF OPERATIONS FOR 1997 AND 1996

        Operations for the year ended April 30, 1997 resulted in a net profit of $870,641. This is a $702,620 or 418% improvement over the $168,020 net profit for the prior year ended April 30, 1996.

        The following schedule reflects the two company segments for the years ended April 30, 1997 and 1996.

                                     Y/E 1997                  Y/E 1996
                           Temperature       Oil     Temperature      Oil
                            Recorders    Production   Recorders    Production
                            ---------    ----------   ---------    ----------
Sales                      $ 7,444,170   $   9,647   $ 6,864,519        -0-

Cost of sales                3,472,256       3,649     3,525,156      6,715

General & Admin              1,745,691      88,915     1,649,384     62,076
Sales Expense                1,052,164         -0-     1,004,953        -0-
Interest                        40,851      24,249        42,028     45,709
Depreciation                    36,946       3,977        39,116      3,977

Income(loss)                 1,096,262    (111,143)      603,882   (118,477)
operations
Other income (expense)        (121,578)    140,792       (32,380)  (245,387)
Income taxes                   133,692         -0-        39,617        -0-

Net earnings (loss)            840,992      29,649       531,885   (363,864)

        TEMPERATURE RECORDERS

        Net earnings were $840,992 for the year ended in 1997 as compared to $531,885 for 1996, an improvement of $309,107 or 58%.

        Sales were up approximately 8.5% for the current year over the prior year. There was a slight decrease in cost of sales. These two factors resulted in an improvement in gross margin on sales of $632,551 for 1997. The gross profit on sales in 1997 was $3,971,914 as compared to $3,339,363 for 1996.

        As a percentage of sales, all categories of operating expenses, remained relatively constant between the two years.

        Income from operations was up $492,380 for 1997 over 1996. Increases in other expense and income taxes of $183,273 reduced the improvement in net earnings to $309,107.

        OIL PRODUCTION

        The oil production segment reflects net earnings for the year ended April 30, 1997 of $29,649 as compared to a net loss of $363,864 for the prior year. This improvement of $393,513 is attributable primarily to other income gain as disclosed below.

        The only oil production sales for either of the past two years was approximately 500 barrels sold in March 1997. As disclosed elsewhere in this report, the oil field operations have been inactive for several years due to litigation involving the Company's cogeneration project. Production operations have been reactivated in the last quarter of the 1996-1997 fiscal year.

        General and administration expenses increased $26,839 or 43% due primarily to legal costs of $8,000 and increases in salaries, rentals and insurance expenses of approximately $19,000.

        Interest expense declined due to debt reduction. Other income in 1997 of $140,792 was the result of the settlement of liabilities at less than the recorded liability, which resulted in a gain of $386,179 for this category of operations. In the prior year the $245,387 expense was attributable principally to a loss on investment securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Part IV

ITEM 9. DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        (a) IDENTIFICATION OF DIRECTORS

        The following table lists certain information concerning the directors of the Company:

Name, Positions and                  Director       Term        Certain Other
Offices With Registrant     Age        Since       Expires       Corporations
-----------------------     ---        -----       -------       ------------
Alfred P. Sprenger,
Chairman of the Board       70         1968          (1)             (2)

James L. Cox,
President, Chief
Executive Officer,
Chief Operating Officer     53         1995          (1)             (3)

David K. Caskey
Secretary and Treasurer     36         1997          (1)             (4)

George M. Pigott            70         1997          (1)

Michael  E. Fonzo           58         1997          (1)

(1)  Serves until next meeting of the Company's stockholders.
(2) Serves as the sole trustee of the Liquidating Trusts for Progressive Investment Corporation (PIC) and PIC Research & Development Corp.
(3) Serves as President and Chief Executive Officer of the Company's subsidiary, Twin-Charts, Inc.
(4) Serves as Secretary-Treasurer of Company's subsidiaries, Twin Chart, Inc. and Transit Services, Inc.

        (b) IDENTIFICATION OF EXECUTIVE OFFICERS
                                                                    Executive
Name, Positions and                    Director       Term        Certain Other
Offices With Registrant       Age       Since        Expires      Corporations
-----------------------       ---       -----        -------      ------------
James L. Cox,
President, Chief
Executive Officer,
Chief Operating Officer        53       1995          (1)            (2)

David Caskey
Secretary-Treasurer            36       1997          (1)            (3)

(1) Serves until replaced by the Board of Directors.
(2) Serves as President and Chief Executive Officer of Company's subsidiary, Twin-Chart, Inc. and Transit Services, Inc.
(3) Serves as Secretary-Treasurer of Company's subsidiaries, Twin-Chart, Inc., and Transit Services, Inc.

        (c) BUSINESS EXPERIENCE

        Mr. James L. Cox has been an officer and director of the Company since August 1, 1995. He has served in the capacity of President and Chief Operating Officer from that date to the present. From November 1997 to the present, he has served as Chief Executive Officer. He has served in identical capacities in the two subsidiary corporations, Twin-Chart, Inc., and Transit Services, Inc., since 1986 and from 1977 to 1986, he served as Sales Manager and Executive
Vice-President of Transit Services, Inc. He holds a Ph.D. from Stanford University and has held various teaching and research positions with Duke University, Stanford Research Institute and University of California, Santa Barbara.

        Mr. Alfred P. Sprenger has been a director of the Company since its incorporation. He served in the capacity as President and Chief Operating Officer from 1969 to August 1, 1995. He served as Chief Executive Officer of the Company from August 1, 1995 to November 1997, on which date he resigned as an executive officer and employee. He served in identical capacities in the two affiliated corporations, Progressive Investment Corporation (PIC) and PIC Research and Development (PIC R&D) until December 1983 and now serves as the sole trustee of the Liquidating Trusts for PIC and PIC and R&D.

        In September 1996, Mr. David K. Caskey was elected Secretary/Treasurer of the Company to replace Roger Sherer, who died in August 1996. Mr. Caskey has served as Secretary/Treasurer in the two subsidiary corporations, Twin-Chart, Inc., and Transit Services, Inc., since 1990. He holds a B.A. degree from Long Beach State University and has been with the subsidiary corporations since 1987.

        Mr. Michael E. Fonzo has been Vice-President of AMS Industrial, Inc. since 1986, a firm engaged in engineering solutions for coal-fired power plants, coal-mines and in conducting seminars to engineering companies. He holds a Master of Science from Catholic University, Chile and has held a teaching position with the University of the North, Chile. He has been a Sales and Marketing manager and consultant to several companies in the petrochemical field. From 1991 to 1993 he represented Cox Recorders in selected countries.

        Dr. George M. Pigott is Professor of Food Engineering and is Director of the Institute for Food Science and Technology, School of Fisheries, College of Ocean and Fishery Sciences at the University of Washington. He has held these positions since approximately 1985. He is the author of many papers presented at symposiums around the world and is a lecturer at several universities in the United States. For years, Dr. Pigott has been involved in research and development activities for the processing, preservation and packaging of aquatic products presented to the customer.

        (d)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

        Disclosure of legal proceedings is contained in Note M "Commitments, Litigation and Contingencies," of the Notes to Consolidated Financial Statements incorporated herein by reference.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

        (a) Remuneration, on an accrual basis, paid to the executive officers and directors of the Company during the year ended April 30, 1998, was as follows:
                            CASH AND CASH EQUIVALENTS
                              FORMS OF REMUNERATION

                                                               Securities
                                                              or Property
                                                               Insurance     Aggregate
                                             Salaries, Fees   Benefits or        of
Name of Individual                          Director's Fees  Reimbursement   Contingent
   or number of           Capacities in       Commissions,      Personal      Forms of
 persons in Group         Which Served        and Bonuses       Benefits    Remuneration
 ----------------         ------------        -----------       --------    ------------
   James L. Cox        Director, President      $125,407          None          None
                            CEO & COO

Alfred P. Sprenger         Chairman of            -0-             None          None
                            the Board

 David K. Caskey       Director & Sec/Treas.    $ 71,431          None          None

      Three              All Officers &         $196,838          None          None
                            Directors

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table show as of April 30, 1998 the effective number of shares of common stock of the Company owned by every person owning of record or known by the Company as owning beneficially more than 5 percent of the outstanding common stock.

        (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The number of shares and percentage ownership represents effective ownership in the Company, including ownership through the affiliated corporations liquidating trusts, Progressive Investment Corporation (PIC) and PIC research and Development (PIC R&D).

Title of     Name and Address          Amount and Nature of       Percent of
 Class       Beneficial Owner          Beneficial Ownership         Class
 -----       ----------------          --------------------         -----
 Common         James L. Cox             4,587,000 shares           23.3%
 stock,     69 McAdenville Rd.                Record
 no par         Belmont, NC

 Common     Alfred P. Sprenger               895,800                 4.5%
 stock,       2432 W. Peoria                  Record
 no par         Suite 1167
                Phoenix, AZ

 Common    PIC Liquidating Trust             178,614                 1.0%
 Stock,       2432 W. Peoria          Record and Beneficial
 no par         Suite 1167
                Phoenix, AZ

 Common     PIC R&D Liq. Trust                67,962                 0.3%
 stock,       2432 W. Peoria                  Record
 no par         Suite 1167
                Phoenix, AZ

 Common      Robert W. Dupree                704,000                 3.5%
 stock,       2432 W. Peoria                  Record
 no par         Suite 1167
                Phoenix, AZ

 Common   Other Related Parties*            4,522,304               22.7%
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

        (b SECURITY OWNERSHIP OF MANAGEMENT

        The following table shows as of April 30, 1998, all shares of the Company stock and that of the affiliated corporations liquidating trusts, PICLT and PIC R&DLT, beneficially owned by the officers and directors of the Company as a group:
                                          Amount and Nature of
Title of Class        Name of Security    Beneficial Ownership  Percent of Class
--------------        ----------------    --------------------  ----------------
Common stock,       Energy Reserve, Inc.        5,595,811             28.1%
   No par

Common stock      PIC Liquidating Trust           -0-
   No par

Common stock    PIC R&D Liquidating Trust         -0-
   No par

                                     PART IV

ITEM 13. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

        (a) DOCUMENTS FILED AS PART OF THIS REPORT

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Consolidated Financial Statements:
          Balance sheets--April 30, 1998 and April 30, 1997
          Statement of operations and accumulated deficit for the years ended April 30, 1998, 1997 and 1996
          Statement of shareholders' investment for the years ended April 30, 1998, 1997 and 1996
          Statement of cash flows for the years ended April 30, 1998, 1997 and 1996

        (b) REPORTS ON FORM 8-K

        The Company has filed the following Forms 8-K for the year covered by this report ended April 30, 1998:

        None

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                (FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997

                                    CONTENTS
                                                                PAGE
                                                                ----

Independent Auditors' Report..................................    1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets...............................    2

    Consolidated Statements of Income and Accumulated Deficit.    3

    Consolidated Statements of Changes in Stockholders' Equity    4

    Consolidated Statements of Cash Flows.....................  5-6

    Supplemental Schedule of Non-Cash Investing and
      Financing Activities....................................    7

    Notes to Consolidated Financial Statements ............... 8-29

                          INDEPENDENT AUDITORS' REPORT


                                                                   June 19, 1998

Board of Directors
Cox Technologies, inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cox Technologies, Inc. (formerly Energy Reserve, Inc.), as of April 30, 1998 and 1997, and the related consolidated statements of income and accumulated deficit and of cash flows for the years ended April 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Technologies, Inc., at April 30, 1998 and 1997, and the results of its operations and cash flows for the years ended April 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


                                        Certified Public Accountants

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                             April 30
                                                    ---------------------------
ASSETS                                                   1998           1997
                                                    ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                          $  2,575,945   $  1,118,019
 Accounts receivable, less allowance for
  doubtful accounts of $29,527 and $30,000
  at April 30, 1998 and 1997, respectively             1,627,074      1,131,873
 Inventory (Note B)                                    1,043,531        757,492
 Investment in securities (Note C)                        39,500         64,500
 Notes receivable - current (Note D)                      33,503         39,579
 Prepaid expenses                                        352,143         10,508
 Deferred income taxes (Note F)                           30,000              0
                                                    ------------   ------------
      TOTAL CURRENT ASSETS                             5,701,696      3,121,971

 Property and equipment (Net) (Note E)                 3,704,243      3,748,808
 Investment in securities (Note N)                       300,000              0
 Deposits                                                  5,290          3,890
 Goodwill (Notes A, I and J)                              48,479         78,687
 Notes receivable-non-current portion (Note D)             6,828              0
                                                    ------------   ------------
      TOTAL ASSETS                                  $  9,766,536   $  6,953,356
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note G)    $    356,811   $    489,740
  Income taxes payable (Note F)                           52,270            400
  Current portion of long-term debt (Note H)             510,369        585,859
                                                    ------------   ------------
       TOTAL CURRENT LIABILITIES                         919,450      1,075,999

  Long-term debt (Note H)                                280,706        358,686
  Minority interest (Notes A and J)                          669          2,674
                                                    ------------   ------------
                                                       1,200,825      1,437,359
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS' EQUITY
 Common stock, no par value; authorized-
   100,000,000 shares;  issued and outstanding;
   19,905,438 shares at April 30, 1998 and
   19,905,188 shares at April 30, 1997                20,041,562     20,041,562
 Common stock subscribed                                  58,100              0
 Contributed capital                                     220,872        220,872
 Treasury stock                                          (45,920)             0
 Accumulated deficit                                 (10,598,719)   (13,665,287)
 Unrealized loss on available-for-sale
   securities (Note C)                                  (180,500)      (205,500)
 Less - Notes receivable for common
  stock:
   Issued (Notes K and L)                               (875,650)      (875,650)
   Subscribed (Notes K and L)                            (54,034)             0
                                                    ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                       8,565,711      5,515,997
                                                    ------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  9,766,536   $  6,953,356
                                                    ============   ============

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME
YEARS  ENDED APRIL 30, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                  Year Ended April 30
                                        ---------------------------------------
                                            1998          1997          1996
                                            ----          ----          ----
REVENUE:
  Sales                                 $ 8,138,756   $ 7,453,817   $ 6,864,519
                                        -----------   -----------   -----------

     TOTAL REVENUE                        8,138,756     7,453,817     6,864,519
                                        -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales                           3,704,857     3,475,905     3,531,871
  General and administrative expenses     2,079,207     1,834,606     1,711,460
  Sales expense                           1,223,991     1,052,164     1,004,953
  Depreciation and amortization              35,250        40,923        43,093
                                        -----------   -----------   -----------
     TOTAL EXPENSES                       7,043,305     6,403,598     6,291,377
                                        -----------   -----------   -----------

     INCOME FROM OPERATIONS               1,095,451     1,050,219       573,142
                                        -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Other income (expense) (Note E)         2,093,805        19,214      (266,575)
  Minority interest in income of
   consolidated subsidiary (Note I)                                     (11,192)
  Interest expense                          (72,188)      (65,100)      (87,737)
                                        -----------   -----------   -----------

     TOTAL OTHER INCOME (EXPENSE)         2,021,617       (45,886)     (365,504)
                                        -----------   -----------   -----------

Earnings before income taxes              3,117,068     1,004,333       207,638

Provisions for income taxes (Note F)         50,500       133,692        39,617
                                        -----------   -----------   -----------

NET EARNINGS                            $ 3,066,568   $   870,641   $   168,021
                                        ===========   ===========   ===========
EARNINGS PER SHARE (Note A):
  Net Income                            $       .15   $       .04   $       .01
                                        ===========   ===========   ===========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS  ENDED APRIL 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                             Year Ended April 30
                                   -----------------------------------------
                                       1998           1997          1996
                                       ----           ----          ----
ACCUMULATED DEFICIT, beginning
  of year                         ($13,665,287)  ($14,535,928)  ($14,703,949)

NET EARNINGS                         3,066,568        870,641        168,021
                                  ------------   ------------   ------------

ACCUMULATED DEFICIT, end of year  ($10,598,719)  ($13,665,287)  ($14,535,928)
                                  ============   ============   ============

                                             Common Stock
                                        ------------------------
                                         Number of                 Contributed
                                          Shares        Amount       Capital
                                          ------        ------       -------
BALANCES:
 April 30, 1995                         19,526,374   $ 20,009,855     $220,872
 Shares issued:
   Settlement of liabilities                36,607          4,500
   Shares reacquired and cancelled          (7,793)        (7,793)

BALANCES:
                                       -----------   ------------     --------
 April 30, 1996                         19,555,188     20,006,562      220,872
 Shares issued:
   Acquisition of subsidiary               350,000         35,000

BALANCES:
                                       -----------   ------------     --------
  April 30, 1997                        19,905,188     20,041,562      220,872
  Shares issued                                250

BALANCES:
                                       -----------   ------------     --------
  April 30, 1998                        19,905,438   $ 20,041,562     $220,872
                                       ===========   ============     ========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                     Year Ended April 30
                                               --------------------------------
                                                  1998        1997       1996
                                                  ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                  $3,066,568   $870,641  $ 168,021
 Adjustments to reconcile net earnings
   to net cash used by
   operating activities:
     Depreciation and depletion                    31,273     36,946     39,116
     Minority interest                             (2,005)     2,674     11,192
     Allowance for doubtful accounts                 (473)     5,000     25,000
     Amortization of goodwill                       3,977      3,977      3,977
     Deferred taxes                               (30,000)   167,411     39,600
     (Acquisition) disposition of Goodwill         26,231    (26,979)

CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect from purchase of Twin-Chart, Inc.: for the years ended
April 30, 1997 and 1996 only)

(Increase) decrease in current assets:
  Accounts receivable                            (494,728)   240,192)    49,237
  Inventory                                      (286,039)   (12,768)    22,756
  Prepaid expenses                               (341,635)    (1,697)    (2,436)

(Increase) decrease in non-current assets:
  Deposits                                         (1,400)         0      2,931

Increase (decrease) in current liabilities:
  Accounts payable and accrued expenses          (132,929)   206,545)   (50,907)
  Income taxes payable                             51,870          0          0
                                               ----------   --------  ---------
NET CASH  PROVIDED (USED) BY OPERATING
 ACTIVITIES                                     1,890,710    598,468    308,487
                                               ----------   --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of treasury stock                      (45,920)
  Issuance of securities                                      35,000
  Disposition of securities                                              25,650
  Investment in securities                       (300,000)
  Purchase of property and equipment              (37,090)   (56,816)  (308,426)
  Disposition of equipment                         50,382                38,629
  Loss realized on sale of securities              50,000               287,850
  Purchase of minority interest in subsidiary                          (167,750)
  Common stock subscribed                          58,100
                                               ----------   --------  ---------

NET CASH (USED) BY INVESTING ACTIVITIES          (224,528)   (21,816)  (124,047)
                                               ----------   --------  ---------

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED APRIL 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                     Year Ended April 30
                                              ---------------------------------
                                                   1998        1997       1996
                                                   ----        ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts loaned on notes receivable              (9,006)                (6,702)
  Amounts repaid on note receivable                8,254      25,595     40,612
  Amounts borrowed under notes payable            78,069                640,179
  Amounts repaid on notes payable               (231,539)    (98,584)  (291,795)
  Repayment (additions) to subscriptions
   receivable                                    (54,034)                   250
  Reacquisition of common stock (net)                                    (3,293)
                                              ----------  ----------  ---------

NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                           (208,256)    (72,989)   379,251
                                              ----------  ----------  ---------

NET INCREASE (DECREASE) IN CASH                1,457,926     503,663    563,691

CASH AND CASH EQUIVALENTS, beginning of year   1,118,019     614,356     50,665
                                              ----------  ----------  ---------

CASH AND CASH EQUIVALENTS, end of year        $2,575,945  $1,118,019  $ 614,356
                                              ==========  ==========  =========


SUPPLEMENTAL DISCLOSURE:
  Interest paid                               $   36,345  $   40,851  $  58,091

  Income taxes paid                           $   26,326              $  46,016

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
YEARS ENDED APRIL 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            Year Ended April 30
                                     -------------------------------
                                       1998        1997         1996
                                       ----        ----         ----
Payment of accounts payable and
 accrued expenses in exchange
 for common stock                       $0       $      0       $250

Write-down for unrealized loss on
 available for sale securities          $0       $205,500       $  0

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

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

In March, 1997 a transaction was consummated wherein the Company acquired 75% of the issued and outstanding shares of National On-Site Check Cashing, Inc. This transaction was subsequently reversed with no significant effect on income in 1998.

Effective August 1, 1995, by agreement, the Company organization was restructured with Mr. James Cox becoming an officer and director of the Company. In 1997 Mr. Cox became President, Chief Executive Officer and Chief Operating Officer, Mr. Sprenger, formerly President of the Company and Chief Operating Officer became the Chairman of the Board of Directors and the Board was expanded to a total of five members. One of the new members is an officer and employee.

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

A. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Energy Reserve Financial Corp., Energy Reserve

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A -  ORGANIZATION,  OPERATIONS  AND  SUMMARY OF  SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

A. PRINCIPLES OF CONSOLIDATION (CONTINUED)

Holdings, Inc., ERES Cogenics, Inc. and Twin-Chart, Inc. It also includes the 56% ownership of Digi-V, Inc., which is in the development stage. All significant intercompany accounts and transactions have been eliminated.

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

C. CAPITALIZATION OF OIL AND GAS PROPERTIES

The following types of costs relating to the Company's oil and gas properties are capitalized under the successful efforts method of accounting:

   (i) Costs of purchase to acquire properties.

   (ii)Costs to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and gas whether or not a specific well is successful.

D. DEPRECIATION, DEPLETION AND AMORTIZATION OF CAPITALIZED COST OF OIL AND GAS PROPERTIES

Depreciation, depletion and amortization of the capitalized cost of oil and gas properties are provided (on each property) on the unit-of-production method, at

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A -  ORGANIZATION,  OPERATIONS  AND  SUMMARY OF  SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

D. DEPRECIATION, DEPLETION AND AMORTIZATION OF CAPITALIZED COST OF OIL AND GAS PROPERTIES (CONTINUED)

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A -  ORGANIZATION,  OPERATIONS  AND  SUMMARY OF  SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

H. INVENTORY

Inventory at April 30, 1998 and 1997 consists primarily of raw material, work-in-progress and finished goods related to transit temperature recording instruments; manufactured by Transit Services. Inventories are stated at the lower of cost (first-in, first-out method) or market.

I. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes are provided based on earnings reported for financial statements purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes.

The Company deducts certain exploration and development costs in its income tax returns, which are capitalized and amortized for financial reporting purposes. Accordingly, the tax basis of certain of the Company's oil and gas assets is less than its basis for financial reporting purposes. Deferred taxes for these differences have not been provided in the accompanying consolidated financial statements due to the existence of net operating loss carryforwards.

J. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in two money market accounts (totaling $817,368 and $898,997 at April 30, 1998 and 1997 respectively) with a high quality financial institution. At April 30, 1998 and 1997, substantially all cash and cash equivalents were on deposit with one financial institution. Concentrations of credit risk with respect to trade

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A -  ORGANIZATION,  OPERATIONS  AND  SUMMARY OF  SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

J. CONCENTRATION OF CREDIT RISK (CONTINUED)

receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Accounts receivable from ten customers amounted to approximately 37% of the total accounts receivable at April 30, 1998. Generally, the Company does not require collateral or other security to support customer receivables. The Company established an allowance for doubtful accounts during the year ended April 30, 1996 of $25,000. At April 30, 1998 and 1997 the allowance for doubtful accounts was $29,529 and $30,000 respectively.

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A -  ORGANIZATION,  OPERATIONS  AND  SUMMARY OF  SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

M. GOODWILL

Goodwill created in the acquisition of the consolidated subsidiaries is being amortized over 15 years. Accumulated amortization amounted to $11,931 and $7,954 at April 30, 1998 and 1997, respectively.

N. BASIC EARNINGS PER SHARE

Earnings per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "EARNINGS PER SHARE". The Company has a simple capital structure with no significant potential common shares. Basic earnings per common share is based on the weighted average number of common shares outstanding during each year (1998 - 19,905,438; 1997 - 19,584,355; 1996 -
19,540,781). Common stock equivalents were immaterial for earnings per share purposes.

O. LONG-LIVED ASSETS

The Company has implemented the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived assets and for Long-Lived asset for the Disposal of". In evaluating the recoverability of the Company's Long-lived assets, management evaluated the current fair market value and expected future cash flows of its assets and concluded that no impairment of value has occurred as of April 30, 1998.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE  B - INVENTORY

Inventory at April 30, 1998 and 1997 consists of the following:

                      1998           1997
                      -----          ----
Raw Materials      $  364,540      $279,338
Work-in-process       352,096       142,413
Finished goods        326,895       335,741
                   ----------      --------
                   $1,043,531      $757,492
                   ==========      ========

NOTE  C - INVESTMENT IN SECURITIES

In March 1992, as part of a February 1992 agreement to acquire securities of Pan American Energy, Inc., (PAEC) a public corporation, the Company traded certain California real estate lots in exchange for 4,000,000 Series "A" common stock warrants and the right to purchase 2,000,000 additional such warrants at ten cents ($.10) per warrant. The Company did not recognize gain on the exchange and has recorded the cost of the warrants at the $30,000 recorded cost of the lots.

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

In conversations with a market-maker for these securities, it was concluded that recent litigation has reduced the value of this stock to $.05 bid; $.09 asked. Accordingly, a valuation allowance was established reducing the carrying amount to $.05 per share. Because the core business of the company was still considered

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE  C - INVESTMENT IN SECURITIES (CONTINUED)

INVESTMENTS IN SECURITIES (CONTINUED)

      O.T.S. HOLDINGS, INC. (CONTINUED)

sound, the loss is considered unrealized and reflected in the stockholders' equity section of the financial statements.

      PERFECTION FOODS INTERNATIONAL

In December 1992, the Company agreed in principal to use 50,000 shares of its common stock to acquire 1,500,000 common stock shares and 5,000,000 warrants of Perfection Foods, International (PFI) a company formed in 1992 to engage in the fish processing business. In March 1993, subsequent to the fiscal year ended December 31, 1992, the transaction was completed and the Company issued the agreed shares and received the PFI shares. Mr. Sprenger, the chairman of the Board of Directors of the Company, is an officer and director of PFI. At the date of the transaction, March 1993, the Company's holding represented 33% of the outstanding shares of PFI, and the Company recorded the transaction of $1.00 per share issued on 50,000 shares. Because the short-term growth of PFI has been slower than anticipated, the Company reduced the carrying amount of PFI's shares by 50% in 1997. The loss on these available for sale securities was realized in 1998.

Shares held at April 30, 1998 and 1997 were comprised as follows:

                                                          1998
                                             ------------------------------
                                              Current   Unrealized
                                               Cost       Value       Loss
                                               ----       -----       ----
Pan American Energy Corporation Warrants     $ 30,000    $30,000    $
O.T.S. Holdings, Inc. Stock                   190,000      9,500     180,500
                                             --------    -------    --------
                                             $220,000    $39,500    $180,500
                                             ========    =======    ========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE  C - INVESTMENT IN SECURITIES (CONTINUED)

INVESTMENTS IN SECURITIES (CONTINUED)

      PERFECTION FOODS INTERNATIONAL (CONTINUED)

                                                           1997
                                            ---------------------------------
                                                         Current   Unrealized
                                               Cost       Value       Loss
                                               ----       -----       ----
Pan American Energy Corporation Warrants      $30,000    $30,000    $
Perfection Food International Stock            50,000     25,000      25,000
O.T.S. Holdings, Inc. Stock                   190,000      9,500     180,500
                                             --------    -------    --------
                                             $270,000    $64,500    $205,500
                                             ========    =======    ========

NOTE D - NOTES RECEIVABLE

Notes receivable at April 30, 1998 and 1997 consists of:


                                                   1998                1997
                                                   ----                ----
Unsecured note receivable, due October 6, 1998
plus accrued interest at 13%.                     $14,929             $23,183

Other                                              25,402              16,396
                                                  -------             -------
                                                   40,331              39,579
Less: current portion                              33,503              39,579
                                                  -------             -------
                                                  $ 6,828             $     0
                                                  =======             =======

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT

At April 30, 1998 and 1997, property and equipment are summarized by major classification as follows:

Oil and Gas Properties and Equipment         1998          1997
------------------------------------         ----          ----

Intangible drilling costs                 $  883,023   $  883,023
Lease and well equipment                   1,828,881    1,828,881
Leasehold improvements                       715,891      715,891
Undeveloped leases                            72,167       72,167
Repurchased participating interests        2,608,640    2,608,640

Other                                         71,036      121,418
                                          ----------   ----------
                                           6,179,638    6,230,020
Less: accumulated depreciation and
depletion                                  2,767,860    2,767,078
                                          ----------   ----------
                                           3,411,778    3,462,942
                                          ----------   ----------
Manufacturing Property and Equipment
------------------------------------

Tooling                                      146,225      112,727
Machinery and equipment                       34,640       34,640
Office furniture and equipment                 8,106        6,129
Leasehold improvements                       234,533      232,918
                                          ----------   ----------
                                             423,504      386,414
Less: accumulated depreciation and
depletion                                    131,039      100,548
                                          ----------   ----------
                                             292,465      285,866
                                          ----------   ----------
                                          $3,704,243   $3,748,808
                                          ==========   ==========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

OIL AND GAS PROPERTIES

   MITCHEL LEASES

The Mitchel leases located in Kern County, California consist of 380 acres, on which 52 oil wells have been drilled and completed.

During 1998, 1997 and 1996 the Company did not drill any wells on this lease as to which all drilling requirements have been satisfied.

Landowner and overriding royalty interests in the property total 21.66 percent.

The Company has obtained a report from an independent petroleum engineer which combines the estimated proved reserves and revenues as of June 1996 of the Mitchel leases and the contiguous Bacon Hills leases. These combined leases comprise an entire section of the Chico-Martinez field (see below, "Bacon Hills lease"). Reference is also made to the supplemental information on Standardized measure of Discounted Future Net Cash Flows elsewhere in this Form 10-K.

During 1998 and 1997, the Company produced approximately 500 gross barrels of oil, on the combined Mitchel and Bacon Hills leases. No oil was produced on these leases in 1996. During 1998, 1997 and 1996, the Company had no steaming operations.

   BACON HILLS LEASE

This sublease, located in the Chico-Martinez field, Kern County, California, was acquired in December 1980, and consists of approximately 260 acres, in which the Company has interests to the depth of 5,000 feet. The landowners and overriding royalty interest holders are identical with the Mitchel leases, which total
21.67 percent, and the Company owns the remaining 78.33 percent working interest in this lease. The acquisition of this sublease, in conjunction with the Mitchell subleases, provided the Company with an entire leasehold interest in a full section of land. Under the terms of this sublease, the Company committed to the drilling of an initial six

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

OIL AND GAS PROPERTIES (CONTINUED)

   BACON HILLS LEASE (CONTINUED)

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

   COGENERATION SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION

The major activity of the Company concerning the properties during the past ten years was directed toward the implementation of a proposed COGEN/TEOR Project to be located on the Mitchel leases, with the capability of serving the combined Mitchel and Bacon Hills leases with a steam flood enhanced oil recovery operation and provide for the sale of power to a California Public Utility. ERES Cogenics, Inc., a wholly owned subsidiary, was formed in August 1987 to be the builder/owner/operator of the COGEN/TEOR facilities. The Company signed a power purchase agreement with the Pacific Gas and Electric Company (PG&E) for the delivery by the Company of 20.5 megawatts of electricity no earlier than June 1, 1989 and no later than December 1991. The agreement further provided for delivery and the purchase of up to 45 megawatts of power in later years. Contracts were signed or negotiated with responsible and experienced suppliers and contractors for the Cogen construction, engineering, supervision, natural gas delivery, maintenance and operation and the TEOR installation including the laying of steam lines for the steam flood operations. The estimated cost of the

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

COGEN/TEOR NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

COGENERATION  SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION (CONTINUED)

20.5 megawatt facility was between $45,000,000 and $50,000,000 by independent engineers.

The power purchase agreement with PG&E terminated on December 24, 1991 after a decision by the utility not to defer the deadline date. In 1992, the Company filed a complaint with the California Public Utility Commission (CPUC) alleging bad faith conduct by PG&E and requesting a reinstatement of a new power purchase contract. In October 1993, the CPUC hearing on the complaint was concluded. In June, 1997, the Company and PG&E reached a settlement agreement of the complaint, which was approved by the CPUC in the amount of $3,500,000 which was received by the Company in February 1998.

OTHER MATTERS

Geological and geophysical costs for the years ended April 30, 1998 and 1997 were not significant.

To continue to operate and further develop its oil and gas properties, the Company will require significant amount of additional capital in 1998 and future years from the sale of debt and/or equity securities, or through other financial arrangements.

NOTE F - INCOME TAXES

The provisions for income taxes consists of:
                                       April 30
                              ------------------------------
                               1998       1997       1996
                               ----       ----       ----
Current payable:
  Federal                     $10,500                $32,000
  State                        70,000    $   800       1,017
                              -------    -------     -------
                               80,500        800      33,017
                              -------    -------     -------
Deferred:
  Federal                      30,000     98,933      29,304

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES (CONTINUED)

                                                April 30
                                      ------------------------------
                                        1998       1997        1996
                                        ----       ----        ----

  State                                           33,959      10,296
                                      -------   --------     -------
                                       30,000    132,892      39,600
                                      -------   --------     -------
                                       50,500    133,692      72,617
                                      -------   --------     -------
Less: utilization of net operating
loss carryforward                           0          0     (33,000)
                                      -------   --------     -------
                                      $50,500   $133,692     $39,617
                                      =======   ========     =======

The Company and its subsidiaries file consolidated Federal income tax returns. There is an aggregate Federal net operating loss carryover of approximately $10,100,000 available to reduce future federal taxable income of the parent company. These net operating loss carryovers will expire in various amounts between 2001 and 2010.

The Company also has available unused investment tax credits of $184,000 which will expire in various amounts between 1999 and 2001.

The reconciliation of income tax computed at U.S. Federal and State statutory rates to the income tax provision for the years ended April 30, 1998 and 1997 are as follows:
                                               1998
                                     -------------------------
                                        Currently Payable
                                     -------------------------
                                     Consolidated   Deferred
                                     ------------   --------

Pre-tax accounting income             $ 3,117,068    $
                                      ===========    =======
Tax at statutory rates:

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES (CONTINUED)

  Federal                                 968,100    (30,000)
  State                                   185,000
  Utilization of net operating
   loss carryforward                   (1,072,600)
                                       ----------   --------
                                       $   80,500   $(30,000)
                                       ==========   ========

                                               1997
                                     -------------------------
                                        Currently Payable
                                     -------------------------
                                     Consolidated    Deferred
                                     ------------    --------

Pre-tax accounting income              $1,019,333    $
Abandonment of property                 (594,000)     594,000
                                       ---------     --------
Taxable income                         $ 425,333     $594,000
                                       =========     ========
Tax at statutory rates:
   Federal                             $ 148,800     $ 98,933
   State                                   7,900       33,959
Utilization of net operating
     loss carryforward                  (155,900)
                                       ---------     --------
                                       $     800     $132,892
                                       =========     ========

The deferred tax asset at April 30, 1998 is attributable to accrued State income taxes.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 1998 and 1997 consist of the following:

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (CONTINUED)

                                        1998         1997
                                        ----         ----

Trade accounts payable               $103,356     $211,961
Accrued vacation payable               73,121       67,443
Accrued salaries and wages payable    170,398      134,623
Other accounts  payable and accrued
liabilities                             9,936       75,713
                                     --------     --------
                                     $356,811     $489,740
                                     ========     ========

NOTE H - NOTES AND CONTRACTS PAYABLE

The following is a summary of notes and contracts payable at April 30, 1998 and 1997:


                                                          1998       1997
                                                          ----       ----
Unsecured  notes payable to individuals  due
in monthly installments of $2,955, including
interest at 8%, through December 2001 (see Note I).      $72,091   $103,875

Note payable  secured by treasury stock, due in
monthly  installments of $2,000 plus accrued
interest at 6.67% through March, 2000.                    42,422

Stipulated   judgement   for   $201,875  for
settlement  of  litigation  involving a well
drilling   contractor   at   the   Company's
Mitchell  and Bacon  Hills  lease.  Interest
at accruing 10% per annum.                               394,271    358,429

Note  payable to  individual  at 10%, due on demand.                  7,057

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE H - NOTES AND CONTRACTS PAYABLE (CONTINUED)


                                                          1998       1997
                                                          ----       ----

Unsecured notes payable to individuals, due
on demand, including interest at 8%.                                125,000

Unsecured note payable at 10%, due on demand.                         4,500


Note payable to bank, secured under general
security agreement, due in monthly installments
of $7,560, including interest at 8.5%, through
January 2002.                                            282,291    345,684
                                                       ---------  ---------

TOTAL                                                    791,075    944,545

Less: current portion                                   (510,369)  (585,859)
                                                       ---------  ---------
                                                       $ 280,706  $ 358,686
                                                       =========  =========

Aggregate maturities of long-term borrowings over the next five fiscal years are as follows:

Year Ended April 30                           Amount
-------------------                           ------
     1999                                    $510,369
     2000                                    $123,055
     2001                                    $101,236
     2002                                    $ 56,415
                                             --------
                                             $791,075
                                             ========

NOTE I - ACQUISITION OF TWIN-CHART, INC.

In April 1993, the Company exchanged 50,000 shares of its common stock for a combination of 1,000,000 shares and 5,000,000 warrants of Twin-Chart, Inc.'s

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE I - ACQUISITION OF TWIN-CHART, INC. (CONTINUED)

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

NOTE J - ACQUISITION OF NATIONAL ON-SITE CHECK CASHING, INC. OF NEVADA

In March, 1997, the Company issued 350,000 shares of common stock in exchange for 75% of the issued and outstanding stock of "National On-Site Check Cashing, Inc. of Nevada" (NOCC). NOCC cashes payroll checks for a fee using mobile armored trucks for facilitating the transactions. The Company recorded the transaction using the purchase method of accounting and valued the shares issued at $.10 per share. The transaction was rescinded in April, 1998. There was no significant gain or loss in the transaction.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

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

The ownership of the Company's common stock by Mr. Sprenger, Mr. Cox, PICLT, PICR&DLT, Company employees and other related parties (relatives, friends and business associates of Mr. Sprenger) is summarized as follows at April 30, 1998:

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

Mr. Sprenger, Mr. Sherer's Estate and other related parties own the following beneficial percentages in the two liquidating trusts at April 30, 1998.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE  L - RELATED-PARTY MATTERS (CONTINUED)

OWNERSHIP INTEREST (CONTINUED)

                                   PICLT   PICR&DLT
                                   -----   --------
           Mr. Sprenger               0        0
           Mr. Sherer (Estate)      7.0      1.1
           PICLT                     --     44.1
           Other related parties   31.0      6.0

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

     In December 1992, Mr. Sprenger assigned his interest in 1,950,000 of those investment shares to a non profit organization. From December 1991 to April 30, 1998, a total of $728,321 has been credited to the common stock promissory note by application of $598,000 in accrued salary compensation from 1988 to date and a $130,321 debt due Mr. Sprenger. At April 30, 1998 and 1997, the unpaid balance of the promissory note is $521,929, respectively, which is secured by 1) 870,800 shares of the issued common stock and 2) further collateralized by mortgages on real estate. At April

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE  L - RELATED-PARTY MATTERS (CONTINUED)

TRANSACTIONS  INVOLVING  MR.  SPRENGER AND OTHER  RELATED  PARTIES
(CONTINUED)

     30, 1998, a total of 1,079,200 shares of the 1,950,000 shares of Company stock assigned by Mr. Sprenger had been transferred to the non profit organization.

B. In December 1985, the Company issued 1,300,000 investment shares of common stock to certain parties in exchange for promissory notes secured by the issued shares at a price of $0.625 per share. The quoted market price according to the National Market Quotation Bureau was $0.62 to $0.875 per share at the date of issuance of the shares. The aggregate dollar amount of the promissory notes was $812,500. A total of $458,779 has been paid on the promissory notes to date by the various parties. The $353,721 balance due at April 30, 1998 is reflected in the consolidated Balance Sheet as a deduction from shareholders' equity. This balance due is secured by 508,394 of the issued shares. None of the promissory notes are due from officers of the company.

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

COMMITMENTS

The Company leases its offices and manufacturing plant facilities under noncancellable operating leases which expire in 2005. The total minimum commitments under these leases are as follows:

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE  M - COMMITMENTS AND CONTINGENCIES (CONTINUED

COMMITMENTS (CONTINUED)

          Year ending April 30
          --------------------

               1999              $ 67,642
               2000              $ 67,642
               2001              $ 67,642
       Through 2005              $248,043

Rent expense for the years ended April 30, 1998, 1997 and 1996 is $103,814, $134,852, and $125,380, respectively.

LITIGATION

A complaint for infringement of patent was filed in October 1995 in the United States District Court for the Eastern District of California. The complaint was settled in 1997 for a nominal amount.

NOTE N - SUBSEQUENT EVENT

In November, 1997, the Company acquired a nominal interest in VITSAB, AG, (VITSAG) a corporation formed under the laws of the Country of Switzerland for $300,000. In June, 1998 the Company acquired all of the outstanding shares of Visual Indicators Tag Systems, AB, (VITSAB) a corporation formed under the laws of the Country of Sweden and a wholly-owned subsidiary of VITSAG. The acquisition was accomplished by the issuance of 3,375,734 shares of the Company's unregistered common stock, 950,000 shares of the common stock of VITSAB, USA, Inc., a previously wholly-owned subsidiary of the Company with 4,750,000 issued shares of common stock outstanding, and the assumption of certain debt owed by VITSAB to an unrelated company.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:
                                           ENERGY RESERVE, INC.,
                                           an Arizona Corporation

7-29-98                  By /s/ James L. Cox
                           ---------------------------
                           James L. Cox, President and
                           Chief Executive Officer


7-29-98                  By /s/ R.W. Dupree
                           ---------------------------
                           R.W. Dupree, Controller and
                           Chief Financial Officer


7-29-98                  By /s/ David K. Caskey
                           ---------------------------
                           David K. Caskey
                           Secretary-Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated:

Dated:                              SIGNATURES
------                              ----------

7-29-98                    James L. Cox
                           ---------------------------
                           James L. Cox
                           President and Director


7-29-98                    /s/ Alfred P. Sprenger
                           ---------------------------
                           Alfred P. Sprenger
                           Chairman - Board of Directors

7-29-98                    /s/ David K. Caskey
                           ---------------------------
                           David K. Caskey
                           Secretary-Treasurer and Director


7-29-98                    /s/ George M. Pigott
                           ---------------------------
                           George M. Pigott
                           Director

7-29-98                    /s/ Michael E. Fonzo
                           ---------------------------
                           Michael E. Fonzo
                           Director