Form 10-Q
period 1998-07-31
ENERGY RESERVE INC
filed 1998-10-26
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended July 31, 1998
Commission file number 0-8006

                             COX TECHNOLOGIES, INC.
                            FKA: Energy Reserve, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           ARIZONA                                               86- 0220617
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

69 McAdenville Road, Belmont, North Carolina 28012

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

Class - Common Stock, without Par Value
23,280,922 Shares Outstanding at August 31, 1998

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


FACE SHEET                                                              1

INDEX                                                                   2

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                            3
      Consolidated Balance Sheets
           July 31, 1998 and April 30, 1998

      Consolidated Statements of
           Operations and Accumulated Deficit
           Three Months Ended July 31, 1998 and 1997                    5

      Statement of Cash Flows
            Three Months Ended July 31, 1998 and 1997               6 - 7

      Notes to Consolidated Financial Statements                        8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                               9 - 11

PART II. OTHER INFORMATION AND SIGNATURE                               12

                                                                       FINANCIAL
                                                                     INFORMATION

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Technologies,  Inc. and its subsidiaries,  Twin Chart,  Inc., its subsidiary
Transit Services, Inc., Vitsab, AB, Sweden, Vitsab, USA, Inc. Energy Reserve Holdings, Inc., and Energy Reserve Financial Corporation (collectively the Company), engage in the business of producing and distributing transit temperature recording instruments, both domestically in United States and internationally. The company also engages in the business of acquiring, developing and selling oil properties and of producing and selling crude oil for its own account in United States. As such the Company has not and does not engage in petroleum refining or retail marketing.

The Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and data notes thereto included in the Company's annual report on Form 10-K, for the year ended April 30, 1998.

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Energy Reserve, Inc. and consolidated subsidiaries at July 31, 1998 and April 30, 1998 and to a fair statement of the results of operations for the three months ended July 31, 1998 and 1997.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1998 AND APRIL 30, 1998

                                                      Three Months Ended
                                                -------------------------------
                                                July 31, 1998    April 30, 1998
                                                -------------    --------------
ASSETS
CURRENTS ASSETS:
 Cash and cash equivalents (Note A)             $  2,260,256     $  2,575,945
  Accounts receivable, less allowance for          1,788,924        1,627,074
    doubtful accounts of $29,527 at
    July 31,1998 and April 30, 1998
  Inventory (Note B)                               1,099,800        1,043,531
  Investment in securities                            41,000           39,500
  Notes receivable-current portion                    19,290           33,503
  Prepaid expenses                                    63,573          352,143
  Deferred income taxes (Note C)                          --           30,000
                                                ------------     ------------
       TOTAL CURRENT ASSETS                        5,272,843        5,701,696

  Property and equipment (Net)                     6,242,049        3,704,243
  Investment in securities                                --          300,000
  Deposits                                             3,890            5,290
  Goodwill (Note A)                                  863,236           48,479
  Notes receivable - non-current portion              22,235            6,828
                                                ------------     ------------

       TOTAL ASSETS                             $ 12,404,253     $  9,766,536
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $    267,298     $    356,811
  Income taxes payable (Note C)                       42,500           52,270
  Current portion of long-term debt (Note A)       1,887,965          510,369
                                                ------------     ------------
       TOTAL CURRENT LIABILITIES                   2,197,763          919,450

  Long-term debt                                     622,149          280,706
  Minority interest payable                               --              669
                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note D)             2,819,912        1,200,825
                                                ------------     ------------
STOCKHOLDERS' EQUITY
   Common stock, no par value: authorized
    100,000,000 shares; issued and outstanding
    23,280,922 shares at July 31, 1998
    and 19,905,188 at April 30, 1998 (Note A)     20,885,495       20,041,562
  Common stock subscribed                             58,100           58,100
  Contributed Capital                                220,872          220,872
  Treasury stock                                     (45,920)         (45,920)
  Accumulated deficit                            (10,425,450)     (10,598,719)
  Unrealized loss on available-for-sale
    securities                                      (180,500)        (180,500)
  Less - notes receivable for common
    stock issued                                    (875,650)        (875,650)
                                                ------------     ------------

TOTAL STOCKHOLDERS' EQUITY                         9,584,341        8,565,711
                                                ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 12,404,253     $  9,766,536
                                                ============     ============

                        See notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME
JULY 31, 1998 AND APRIL 30, 1998


                                                    Three Months Ended July 31
                                                  -----------------------------
                                                      1998             1997
                                                      ----             ----
REVENUE
   Sales                                          $  2,372,863     $  2,143,181
                                                  ------------     ------------
COSTS AND EXPENSES
   Cost of sales                                     1,178,226        1,006,005
   General and administrative expenses                 611,083          498,412
   Sales expense                                       372,747          280,578
   Interest expense                                     31,867           18,288
   Depreciation and depletion                           25,092           10,231
                                                  ------------     ------------
   TOTAL EXPENSE                                     2,219,015        1,813,514
                                                  ------------     ------------
          INCOME FROM OPERATIONS                       153,848          329,667
                                                  ------------     ------------
OTHER INCOME (EXPENSE)
   Other income (expense)                               19,421          (17,010)
                                                  ------------     ------------

Earnings before income taxes                           173,269          312,657

Provisions for income taxes (note C)                        --           26,390
                                                  ------------     ------------

NET EARNINGS                                           173,269          286,267

ACCUMULATED DEFICIT, beginning of period           (10,598,719)     (13,665,287)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(10,425,450)    $(13,379,020)
                                                  ============     ============
EARNINGS PER SHARE:
   Net earnings (loss)                            $       0.01     $       0.02
                                                  ============     ============


                        See notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
JULY 31, 1998 AND APRIL 30, 1998


                                                     Three Months Ended July 31
                                                     --------------------------
                                                          1998         1997
                                                          ----         ----
CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings               $  173,269    $ 286,267
      to net cash used by operating activities:
  Depreciation, depletion and amortization                25,092       10,231

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:
  Accounts receivable                                   (161,850)      34,693
  Inventory                                              (52,269)     155,510
  Prepaid expenses                                       288,570         (206)
  Notes receivable and investments                        12,713        2,159

(Increase) decrease in non-current assets
  Deposits                                                 1,400           --
  Deferred taxes                                          30,000
  Notes receivable - long term                           (15,407)
  Goodwill                                                    --       27,973
 Increase (decrease) in current liabilities:
  Accounts payable and accrued expenses                  (89,513)     (51,189)
  Income Taxes payable                                    (9,770)      25,235
                                                      ----------    ---------
NET CASH PROVIDED (USED) BY  OPERATING ACTIVITIES        198,235      490,673
                                                      ----------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Investment in securities                               300,000
  Issuance of common stock                               843,933
  Property and equipment                              (2,562,898)      45,702
  Acquisition of goodwill                               (814,757)
                                                      ----------    ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (2,233,722)      45,702

CASH FLOW FROM FINANCING ACTIVITIES
  Repayment on notes payable                             (30,961)    (143,623)
   Repayment on subscriptions receivable                   1,428
   Minority interest                                        (669)
   Amounts borrowed under notes payable                1,750,000
                                                      ----------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       1,719,798     (143,623)
                                                      ----------    ---------

                        See notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
JULY 31, 1998 AND APRIL 30, 1998



                                                    Three Months Ended July 31
                                                   -----------------------------
                                                      1998                1997
                                                      ----                ----
NET INCREASE (DECREASE) IN CASH                       (315,689)          392,752
CASH, beginning of period                            2,575,945         1,118,019
                                                   -----------        ----------
CASH, end of period                                $ 2,260,256        $1,510,771
                                                   ===========        ==========





                        See notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 31, 1998


NOTE A - CASH, NOTES PAYABLE AND COMMON STOCK

In June 1998, the Company acquired Vitsab, AB, a Swedish corporation in exchange for 3,375,734 shares of the Company's unregistered common stock valued at $843,933 or $0.25 per share and 950,000 shares of the common stock of VITSAB, USA, Inc., a previously wholly-owned subsidiary of the Company with 4,750,000 issued shares of common stock outstanding and the assumption of certain debt in the amount of $2,300,000 owed by VITSAB, AB to an unrelated company. The Company borrowed $1,750,000 from a bank under two notes and security agreements and liquidated the referenced $2,300,000 debt for the discounted sum of $1,750,000.

The Company has pledged a $1,000,000 certificate of deposit with the lending bank as collateral for the $1,750,000 borrowed funds. The loans are all due and payable within one year from June 1998. Under the terms of the notes and security agreements the Company is obligated to make eleven (11) monthly payments of $19, 258.01 and one (1) final payment of all outstanding principal and accrued interest due June 17, 1999.


NOTE B - INVENTORY

Inventory at July 31, 1998 and April 30, 1998 consists of the following:

                                                     1998
                                      --------------------------------
                                        July 31,             April 30,
                                      --------------------------------
Raw materials                            434,853               170,216
Work-in-progress                         250,101               138,749
Finished goods                           412,390               290,561
Crude oil                                  2,456                 2,456
                                      ----------            ----------
                                      $1,099,800            $1,043,531
                                      ==========            ==========

NOTE C - INCOME TAXES

The Company and its subsidiaries file consolidated Federal income tax returns and separate State income tax returns.

NOTE D - COMMITMENTS AND CONTINGENCIES

There have been no changes in the disclosures of commitments, contingencies and litigation as contained in the Company's annual report Form 10-K for the year ended April 30, 1998.

                                                                       FINANCIAL
                                                                     INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998 the Company had a working capital of $3,075,080. This is a decrease of $1,707,166 for the first quarter period May 1, 1998 to July 31, 1998. This was primarily due to the debt of $1,750,000 incurred to acquire Visual Indicator Systems, AB of Sweden (Vitsab, AB) in June 1998.

The Company did not incur any long-term debt during this period, however investment in property and equipment increased significantly by the acquisition of Vitsab, AB. At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, the Company plans to enter into equity, debt or other financing arrangements to meet its future financial needs for expansion and:

          (a) To provide for general working capital needs including the servicing of the Vitsab, AB acquisition debt

          (b)  To repay outstanding liabilities.


COMPARISON OF OPERATIONS FOR QUARTER ENDED JULY 31, 1998 AND 1997

Net earnings for the first fiscal quarter ended July 31,1998 were $173,269 which is a decrease of $112,998 from the $286,267 net earnings for the same period last year. Earnings from operations for 1998 were $153,848, a decrease of $175,819 from the 1997 first fiscal quarter earnings from operations.

The following schedule reflects the operations of the two industry segments of the Company for the three months ended July 31, 1998 and 1997

                                        Three Months Ended July 31,1998
                                ------------------------------------------------
                                          1998                    1997
                                -----------------------  -----------------------
                                   Oil      Temperature     Oil      Temperature
                                Production   Recorders   Production   Recorders
                                ----------   ---------   ----------   ---------

Sales                           $      --    $2,372,863   $ 14,147    $2,129,007

Cost of sales                         839     1,177,387      7,250       998,755
General & Administrative           31,063       580,020     35,311       463,101
Sales expense                                   372,747                  280,578
Interest                            9,857        22,010      8,258        10,030
Depreciation/Amortization                        25,092                   10,231
                                ---------    ----------   --------    ----------

Income (loss) operations          (41,759)      195,607    (36,645)      366,312
Other income (loss)                15,743         3,678    (31,919)       14,909
 Income taxes                          --            --      1,155        25,235
                                ---------    ----------   --------    ----------
Net earnings (loss)             $ (26,016)   $  199,285   $(69,719)   $  355,986
                                =========    ==========   ========    ==========

OIL PRODUCTION OPERATIONS:

For 1998 the cost of sales represents oil field maintenance and operations which have been restricted pending higher crude oil prices.

For 1997, the oil production operations include the operations of the subsidiary check cashing operations of National On-site Check Cashing, Inc. The three months period of 1998 does not include such operations. There were no crude oil sales for either 1998 or 19967. The sales income in 1997 was derived from check cashing operations and $15,660 of general and administrative expense was incurred by that operations.

As of July 31, 1997 the Company liquidated the National On-Site Check Cashing subsidiary at a loss of $31,919, which is shown as other loss in the above industry segment analysis.

Adjusting 1997 general and administrative expense by $15,660 to eliminate the discontinued check cashing operations results in a $19,651 expense attributed to continuing operations. Such expenses for 1998 were $31,063 which is an increase of $11,412 as compared to 1997. This increase is attributable to increased wages, rent and equipment lease expenses. The increase in interest expense was due to compounding of interest on notes payable. Other income in1998 $15,743 resulted from interest earnings on the PG&E settlement proceeds.

TEMPERATURE RECORDER OPERATIONS

Sales increased $243,856 for the 1998 first quarter period over the same 1997 period.

All categories of cost and expenses were up in 1998 as compared to 1997. Cost of sales was 49.6% of sales for 1998 as compared to 46.9% for 1997. This was due primarily to increased labor and material costs including those for the Vitsab, Sweden operations.

General and administrative expense increased $116,919 or 25% in 1998 as compared to 1997. As a percent of sales, such expenses were 24.4% in 1998 as compared to 21.8% in 1997. Research and development on new products, including out-sourced and in-company costs accounted for approximately $70,000 of the increase. The balance of the increase was primarily due to wages, travel, professional and computer system expenses.

Sales expenses increased $92,169 or 32.8% in 1998 as compared to 1997. As a percent of sales, such expenses were 15.7% for 1998 and 13.2% for 1997. This increase was due primarily to trade shows and sales promotional activities of the visual indicator tag products.

Interest expense was $11,980 greater for 1998 than 1997 due to increased indebtedness incurred in the Vitsab, AB acquisition.

The increase in depreciation/amortization is the result of additional equipment and goodwill amortization in the Vitsab, AB acquisition.

                                                                           OTHER
                                                                     INFORMATION
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the annual report Form 10-K of the Company for the year ended April 30, 1998, relative to legal proceedings and litigation. No charges or determinations have occurred on such proceedings during the quarter covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  No exhibits are filed as a part of this report.

        (b) There were no Form 8-K's filed by the Company during the quarter ended July 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COX TECHNOLOGIES, INC.



Date  10-21-98                By /s/ James L Cox
    -----------               --------------------------------------------------
                              James L Cox, President and Chief Executive Officer



Date  10-21-98                By /s/ R. W. Dupree
    -----------               --------------------------------------------------
                                     Robert W. Dupree, Chief Financial Officer