Form 10-Q/A
period 1998-07-31
ENERGY RESERVE INC
filed 1998-11-10
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

Class - Common Stock, without Par Value
23,280,922 Shares Outstanding at August 31, 1998

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


FACE SHEET                                                              1

INDEX                                                                   2

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                            3
      Consolidated Balance Sheets
           July 31, 1998 and April 30, 1998

      Consolidated Statements of
           Operations and Accumulated Deficit
           Three Months Ended July 31, 1998 and 1997                    5

      Statement of Cash Flows
            Three Months Ended July 31, 1998 and 1997               6 - 7

      Notes to Consolidated Financial Statements                        8


PART II. OTHER INFORMATION AND SIGNATURE                                9

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1998 AND APRIL 30, 1998

                                                      Three Months Ended
                                                -------------------------------
                                                July 31, 1998    April 30, 1998
                                                -------------    --------------
ASSETS
CURRENTS ASSETS:
 Cash and cash equivalents (Note A)             $  2,260,256     $  2,575,945
  Accounts receivable, less allowance for          1,788,924        1,627,074
    doubtful accounts of $29,527 at
    July 31,1998 and April 30, 1998
  Inventory (Note B)                               1,099,800        1,043,531
  Investment in securities                            41,000           39,500
  Notes receivable-current portion                    19,290           33,503
  Prepaid expenses                                    63,573          352,143
  Deferred income taxes (Note C)                          --           30,000
                                                ------------     ------------
       TOTAL CURRENT ASSETS                        5,272,843        5,701,696

  Property and equipment (Net)                     6,242,049        3,704,243
  Investment in securities                                --          300,000
  Deposits                                             3,890            5,290
  Goodwill (Note A)                                  863,236           48,479
  Notes receivable - non-current portion              22,235            6,828
                                                ------------     ------------

       TOTAL ASSETS                             $ 12,404,253     $  9,766,536
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $    267,298     $    356,811
  Income taxes payable (Note C)                       42,500           52,270
  Current portion of long-term debt (Note A)       1,887,965          510,369
                                                ------------     ------------
       TOTAL CURRENT LIABILITIES                   2,197,763          919,450

  Long-term debt                                     622,149          280,706
  Minority interest payable                               --              669
                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note D)             2,819,912        1,200,825
                                                ------------     ------------
STOCKHOLDERS' EQUITY
   Common stock, no par value: authorized
    100,000,000 shares; issued and outstanding
    23,280,922 shares at July 31, 1998
    and 19,905,188 at April 30, 1998 (Note A)     20,885,495       20,041,562
  Common stock subscribed                             58,100           58,100
  Contributed Capital                                220,872          220,872
  Treasury stock                                     (45,920)         (45,920)
  Accumulated deficit                            (10,425,450)     (10,598,719)
  Unrealized loss on available-for-sale
    securities                                      (180,500)        (180,500)
  Less - notes receivable for common stock:
          Issued                                    (875,650)        (875,650)
          Subscribed                                 (52,606)         (54,034)
                                                ------------     ------------

TOTAL STOCKHOLDERS' EQUITY                         9,584,341        8,565,711
                                                ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 12,404,253     $  9,766,536
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

                                                                           OTHER
                                                                     INFORMATION

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  27   Financial Data Schedule - (Incorporated  by reference to the
                  Company's Form 10-Q for the quarter ended July 31, 1998, filed on October 26, 1998.

        (b) There were no Form 8-K's filed by the Company during the quarter ended July 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COX TECHNOLOGIES, INC.



Date  11-20-98             By /s/ James L Cox
    -----------               --------------------------------------------------
                              James L Cox, President and Chief Executive Officer



Date  11-10-98             By /s/ R. W. Dupree
    -----------               --------------------------------------------------
                                     Robert W. Dupree, Chief Financial Officer