Form 10-Q
period 1998-10-31
COX TECHNOLOGIES INC
filed 1999-02-01
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter ended October 31, 1998
Commission file number 0-8006

                             COX TECHNOLOGIES, INC.
                            FKA: Energy Reserve, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ARIZONA                                                86-0220617
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

               69 McAdenville Road, Belmont, North Carolina 28912
               --------------------------------------------------

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

Class - Common Stock, without Par Value
23,280,922 Shares Outstanding at December 31, 1998

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX



                                                                        PAGE
                                                                        ----
FACE SHEET                                                                1

INDEX                                                                     2

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS 3

     Consolidated Balance Sheets at
         October 31, 1998 and July 31, 1998                               4

     Consolidated Statements of
         Operations and Accumulated Deficit
         Three Months Ended October 31, 1998 & 1997                       5

         Six Months Ended October 31, 1998 & 1997                         6

     Statement of Cash Flows Six Months Ended
         October 31, 1998 and 1997                                        7
     Notes to Consolidated Financial Statements                           8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                     9-13

PART II. - OTHER INFORMATION AND SIGNATURE                            13-14

                                                                       FINANCIAL
                                                                     INFORMATION

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Cox Technologies, Inc. and its subsidiaries, Twin Chart, Inc., its subsidiary Transit Services, Inc., Vitsab, AB, Sweden, Vitsab, USA, Inc., Energy Reserve Holdings, Inc., and Energy Reserve Financial Corporation (collectively the Company), engage in the business of producing and distributing transit temperature recording instruments, both domestically in United States and internationally. The Company also engages in the business of acquiring, developing and selling oil properties and of producing and selling crude oil for its own account in United States. As such the Company has not and does not engage in petroleum refining or retail marketing.

The Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and data notes thereto included in the Company's annual report on Form 10-K, for the year ended April 30, 1998

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Cox Technologies, Inc. and consolidated subsidiaries at October 31, 1998 and April 30, 1998 and to a fair statement of the results of operations for the three months ended October 31, 1998 and 1997 and for the six months ended October 31, 1998 and 1997.

COX TECHNOLOGIES, INC., AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1998 AND APRIL 30, 1998
                                                    October 31,      April 30,
                                                       1998            1998
                                                       ----            ----
ASSETS
CURRENTS ASSETS:
  Cash and cash equivalents (Note A)               $  1,776,733    $  2,575,946
  Accounts receivable, less allowance for
    doubtful accounts of $29,527 at
    October 31, 1992 and April 30, 1998               1,889,262       1,627,074
  Inventory (Note B)                                  1,385,990       1,043,531
  Investment in securities                               62,100          39,500
  Notes receivable-current portion                       17,862          33,503
  Prepaid expenses                                       87,401         352,143
  Deferred income taxes (Note C)                            -0-          30,000
                                                   ------------    ------------
     TOTAL CURRENT ASSETS                             5,219,348       5,701,696

  Property and equipment (net)                        6,413,277       3,704,243
  Investments in securities                                 -0-         300,000
  Deposits                                                3,097           5,290
  Goodwill (Note A)                                     847,663          48,479
  Notes receivable - non-current portion                 29,562       ____6,828
                                                   ------------    ------------

TOTAL ASSESTS                                      $ 12,512,947    $  9,766,536
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $    363,264         356,811
  Income taxes payable (Note C)                          26,702          52,270
  Current portion of long-term debt (Note A)          1,246,720         510,369
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES                        1,636,686    $    919,450

  Long-term debt                                        856,511         280,706
  Minority Interest                                         -0-             669
                                                   ------------    ------------
TOTAL LIABILIATIES                                 $  2,493,197    $  1,200,825
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
  Common stock, no par value: authorized
   100,000,000 shares; issued and outstanding
   19,905, 188 shares at October 31, 1998
   and at April 30, 1998 (Note A)                    20,885,495      20,041,562
  Common stock subscribed                                58,100          58,100
  Contributed Capital                                   220,872         220,872
  Treasury stock                                        (45,920)        (45,920)
  Accumulated deficit                               (10,169,113)    (10,598,719)
  Unrealized loss on available-for-sale securities          -0-        (180,500)
  Less - notes receivable for common stock:
  Issued                                               (875,650)       (875,650)
  Subscribed                                            (54,034)        (54,034)
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                           10,019,750       8,565,711
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 12,512,947    $  9,766,536
                                                   ============    ============

                       SEE NOTES TO FINANCIAL STATEMENTS

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                 Three Months Ended October 31
                                                 ------------------------------
                                                     1998               1997
                                                     ----               ----
REVENUE
   Sales                                         $  2,248,525      $  2,086,957
                                                 ------------      ------------
COSTS AND EXPENSES
   Cost of sales                                    1,129,310           986,501
   General and administrative expenses                585,226           430,889
   Sales expense                                      337,366           344,509
   Interest expense                                    35,796            16,618
   Depreciation and depletion                          50,230            11,817
                                                 ------------      ------------
   TOTAL EXPENSE                                    2,137,928         1,790,334
                                                 ------------      ------------

          INCOME FROM OPERATIONS                      110,597           296,623

OTHER INCOME (expense)
   Other income (expense)                             186,640            14,776
                                                 ------------      ------------
   Earnings before income taxes                       297,237           311,399

   Provisions for income taxes (note B)                40,900            12,011
                                                 ------------      ------------
NET EARNINGS                                          256,337           299,388

ACCUMULATED DEFICIT, beginning of period          (10,425,450)      (13,379,020)
                                                 ------------      ------------
ACCUMULATED DEFICIT, end of period               $(10,169,113)     $(13,079,632)
                                                 ============      ============
EARNINGS PER SHARE:
   Net earnings (loss)                           $       0.01      $       0.01
                                                 ============      ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                  Six Months Ended October 31,
                                                 ------------------------------
                                                     1998              1997
                                                     ----              ----
REVENUE
 Sales                                           $  4,621,388      $  4,244,312
                                                 ------------      ------------

COSTS AND EXPENSES
 Cost of sales                                      2,307,536         1,992,506
 General and administrative expenses                1,186,452           944,961
 Sales expense                                        710,113           625,087
 Interest expense                                      77,520            34,906
 Depreciation and depletion                            75,322           _22,048
                                                 ------------      ------------
 TOTAL EXPENSE                                      4,356,943         3,619,508
                                                 ------------      ------------

      INCOME FROM OPERATIONS                          264,445           624,804

OTHER INCOME (EXPENSE)
 Other income (expense)                               206,061              (748)
                                                 ------------      ------------

 Earnings before income taxes                         470,506           624,056

 Provisions for income taxes (note B)                  40,900            38,401
                                                 ------------      ------------

NET EARNINGS                                          429,606           585,655

ACCUMULATED DEFICIT, beginning of period          (10,598,719)      (13,665,287)
                                                 ------------      ------------
ACCUMULATED DEFICIT, end of period               $(10,169,113)     $(13,079,632)
                                                 ============      ============
EARNINGS PER SHARE:
 Net earnings (loss)                             $       0.02      $       0.03
                                                 ============      ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                         1998           1997
                                                         ----           ----
CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                                       $   429,606    $   585,655
  Adjustments to reconcile net earnings
  to net cash used by operating activities:
  Depreciation and depletion                              75,322         22,048
  Loss on securities                                     180,500            -0-

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:
  Accounts receivable                                   (262,188)       (20,576)
  Inventory                                             (342,459)        30,502
  Prepaid expenses                                       264,742       (188,641)
  Notes receivable and investments                        (6,959)       330,648

(Increase) decrease in non-current assets
  Deposits                                                 2,193            -0-
  Deferred taxes                                          30,000            -0-
  Notes receivable - long term                           (22,734)           -0-
  Goodwill                                              (803,184)        27,973
Increase (decrease) in current liabilities:
  Accounts payable and accrued expenses                    6,453         50,114
  Income Taxes Payable                                   (25,568)       (37,246)
                                                     -----------    -----------
NET CASH PROVIDED (used) BY OPERATING ACTIVITIES        (474,276)        38,953
                                                     -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Investment in securities                               300,000            -0-
  Issuance of common stock                               843,933            -0-
  Property and equipment-net disposal                 (2,780,356)        40,918
  Minority interest                                         (669)         2,674
                                                     -----------    -----------
NET CASH PROVIDED (used)BY INVESTING ACTIVITIES       (1,637,092)        43,592
                                                     -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Repayment on notes payable                            (437,844)       (86,104)
  Borrowing under notes payable                        1,750,000            -0-
                                                     -----------    -----------

NET CASH FROM INVESTING ACTIVITIES                     1,312,156        (86,104)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (799,212)        (3,559)

CASH, beginning of year                                2,575,945      1,118,019
                                                     -----------    -----------

CASH, end of year                                    $ 1,776,733    $ 1,114,460
                                                     ===========    ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED OCTOBER 31, 1998

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

The Company has pledged a $1,000.000 certificate of deposit with the lending bank as collateral for the $1,750,000 borrowed funds. The loans are all due and payable within one year from June 1998. Under the terms of the notes and security agreements the Company is obligated to make eleven (11) monthly payments of $19,258.01 and one (1) final payment of all outstanding principal and accrued interest due June 17, 1999.

NOTE B - INVENTORY

Inventory at October 31, 1998 and April 30, 1998 consists of the following:


                                                    1998
                                        -----------------------------
                                        October 31,         April 30,
                                        -----------         ---------

       Raw materials                    $  605,998         $  364,540
       Work-in-progress                    346,648            352,096
       Finished goods                      430,888            324,439

       Crude oil                             2,456              2,456
                                        ----------         ----------

                                        $1,385,990         $1,043,531
                                        ==========         ==========

NOTE C- INCOME TAXES

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

                                                                       FINANCIAL
                                                                     INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998 the Company had a working capital of $3,582,662. This is decrease of $1,199,584 for the six months period May 1, 1998 to October 31, 1998. This was primarily due to the debt of $1,750,000 incurred to acquire Visual Indicator Systems, AB of Sweden (Vitsab, AB) in June 1998.

The Company did not incur any long-term debt during this period, however investment in property and equipment increased significantly by the acquisition of Vitsab, AB. At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, the Company plans to enter into equity, debt or other financing arrangements to meet its future financial needs for expansion and:

      (a) To provide for general working capital needs including the servicing of the Vitsab, AB acquisition debt and operations

      (b)   To repay outstanding liabilities


COMPARISON OF OPERATIONS FOR SECOND FISCAL QUARTER ENDED OCTOBER 31, 1998
AND 1997

Net earnings for the second fiscal quarter ended October 31, 1998 were $256,337 which is a decrease of $43,051 from the $299,388 net earnings for the same period of 1997. Earnings from operations for 1998 were $110,597, a decrease of $186,026 from the 1997 second fiscal quarter earnings from operations.

The following schedule reflects the operations of the two industry segments of the Company for the three months ended October 31, 1998 and 1997.

                                         Three Months Ended October 31,
                              --------------------------------------------------
                                         1998                         1997
                              -----------------------   ------------------------
                              Temperature     Oil        Temperature     Oil
                               Recorders   Production     Recorders   Production
                               ---------   ----------     ---------   ----------

Sales                         $2,248,525    $    -0-     $2,083,397    $  3,560

Cost of sales                  1,126,863       2,447        985,858         643
General & Administrative         539,233      36,136        403,735      27,154
Sales expense                    337,366         -0-        344,509         -0-
Interest                          45,653         -0-          8,360       8,258
Depreciation/Amortization         50,230         -0-         10,283         994
                              ----------    --------     ----------    --------

Income (loss) from operations    149,180     (38,583)       330,112     (33,489)
Other Income (expense)           (36,321)    222,961         14,776         -0-
                              ----------    --------     ----------    --------
Earnings (loss) -
   Before income taxes           112,859     184,378        344,888     (33,489)
Income taxes                      27,134      13,766         12,011         -0-
                              ----------    --------     ----------    --------
Net earnings (loss)           $   85,725    $170,612     $  332,877    $(33,489)
                              ==========    ========     ==========    ========

TEMPERATURE RECORDERS OPERATIONS

Sales increased $165,128 or 8% in 1998 as compared to the second quarter 1997 operations. Cost of sales was 50.1% for 1998 as compared to 47.3% for 1997. This was primarily due to costs of the new visual tag indicator operations. General and Administrative expense increased $135,498 or 6.5% in 1998 over 1997. This increase was due primarily to R & D expenses pertaining to new products. The increase in interest expense for 1998 as compared to 1997 resulted from indebtedness incurred in the acquisition of Vitsab, AB. The increase in depreciation and amortization of $39,947 was due to the visual tag indicator operations. Other expense for 1998 was due to a one-time royalty expense of $48,000 pertaining to new product development.

OIL PRODUCTION OPERATIONS

Loss from operations increased slightly by $5,094 in 1998 as compared to 1997. This was primarily due to general and administrative expense increases in professional fees and salaries.

Other  income  of  $222,961  in  1998  was  realized  from  the   settlement  of
indebtedness at less than the recorded liability.

Net earnings increased $204,101 in 1998 over the net loss of $33,489 in 1997.

COMPARISON OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

There was a consolidated net earnings of $429,606 for the period ended October 31, 1998, as compared to a net earnings of $585,655 for the same period ended October 31, 1997. To afford better analysis and comparison of the similar periods of 1998 and 1997, the following schedule segregates the operations by industry segments of the oil production operations and the temperature recorder operations.

INDUSTRY SEGMENT                  Oil Production   Temp.Record   Oil Production  Temp Record
                                  --------------   -----------   --------------  -----------
                                      May 1-          May 1-         May 1-         May 1-
PERIOD                            Oct. 31, 1998   Oct. 31, 1998   Oct. 31,1997   Oct. 31,1997
                                  -------------   -------------   ------------   ------------
REVENUE:
 Sales                              $    -0-        $4,621,388      $  17,734     $4,226,578
COST AND EXPENSES:
 Cost of sales                         3,286         2,304,250          7,893      1,984,613
 General & administrative expenses    67,199         1,119,253         62,465        882,496
 Sales expense                           -0-           710,113            -0-        625,087
 Interest expense                      9,857            67,663         16,516         18,390
 Depreciation & depletion                -0-            75,322          1,988         20,060
                                    --------        ----------      ---------     ----------

INCOME (LOSS) FROM OPERATIONS        (80,342)          344,787        (71,128)       695,932

OTHER INCOME (expense):              238,704           (32,643)       (31,919)        31,171
                                    --------        ----------      ---------     ----------
Earnings (loss) before income
 taxes                               158,362           312,144       (103,047)       727,103
Provisions for income taxes           13,766            27,134          1,155         37,246
                                    --------        ----------      ---------     ----------

NET EARNINGS (LOSS)                 $144,596        $  285,010      $(104,202)    $  689,857
                                    ========        ==========      =========     ==========

TEMPERATURE RECORDER OPERATIONS

Net earnings decreased $404,847 for the six months of 1998 as compared to 1997. The decrease was primarily due to the visual indicator tag operations including R & D expenses.

Sales increased $394,810 or 8% in 1998 over the 1997 period. Cost of sales as a percent of sales was 24.2% for 1998 and 20.8% for 1997. Sales expense, as a percent of sales was 15.4% for 1998 and 14.4% for 1997. Interest, depreciation and depletion were 31.1% of sales for 1998 and 1.0% for 1997. In the aggregate, the percentage increases in all categories of costs and expenses for 1998 over 1997 amounted to 9.5%of sales or $439,031. This increase was primarily due to visual indicator tag and other new product development costs and expenses.

Other expense of $32,643 for 1998 was due primarily to a one-time royalty expense of $48,000 pertaining to new product development as compared to a $31,171 other income in 1997 from interest earnings.

COMPARISON OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997 (CONTINUED)

OIL PRODUCTION OPERATIONS

There was a decrease of $17,734 in crude oil sales for 1998 as compared to 1997. This was the result of restricted production due to declining oil prices. The Company has now restored production and the last six months of the fiscal year should show marked improvement. The loss from operations increased by $9,214 for 1998 over 1997. Other income of $238,704 for 1998 was primarily due to income realized from the settlement of indebtedness at less than the recorded liability. Overall net earnings improved by $248,798 for 1998 over the net loss of $104,202 for 1997.

YEAR 2000 DISCLOSURE

1. COMPANY'S STATE OF READINESS

Management began addressing the Company's Year 2000 issues over two years ago, at which time it was determined the accounting software was not Year 2000 compliant. New software was purchased and installed. The Company obtained a written statement from the software vendor who attested to the Year 2000 readiness of this software. To accommodate this new software the Company updated its network software with Novell 4.0 to interact with the accounting software in a manner that will not interfere with its Year 2000 readiness. Management has also reviewed all electronically based product software programs sourced from third party vendors and have determined that they are all Year 2000 compliant.

The Company has mailed questionnaire forms to all its mission critical vendor/suppliers of parts for its assembly line. There has been a 90% return of these informational requests. Concurrently, the Company is qualifying alternate vendor/suppliers for potential replacement for any non-responsive and/or non-compliant vendors. Management expects the process of obtaining 100% assurance of present vendors compliance or alternate Year 2000 compliance vendors to be completed by June 1999.

2. COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The Company has expended approximately $15,000 to date in addressing its Year 2000 readiness. By management analysis, the future outlay for addressing any perceived Year 2000 issues will not exceed $25,000 including assembly line parts and supplies under its contingency plan.

3. RISKS OF THE COMPANY'S YEAR 2000 ISSUES

Management's analysis of its Year 2000 readiness indicate that there are no Year 2000 issues that will have a material effect on its business, results of operations or financial condition.

This opinion is based upon the fact that the Company's accounting readiness is now complete and all of the vendors of parts and supplies critical to its operations have acknowledged Year 2000 readiness and compliance

4. COMPANY'S CONTINGENCY PLANS

If management's analysis of its third party vendor capability is not achieved by the June 1999 date, a contingency plan has been developed which provides for stockpiling of assembly line parts and continuing new vendor sourcing of Year 2000 compliance vendors.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the annual report Form 10-K of the Company for the year ended April 30, 1998, relative to legal proceedings and litigation. No charges or determinations have occurred on such proceedings during the quarter covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit 27 - Financial Data Schedule

        (b) There were no Form 8-K's filed by the Company during the quarter ended October 31, 1998.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COX TECHNOLOGIES, INC


Date January __, 1999                  /s/ James L Cox
                                       -----------------------------------------
                                       James L Cox, President and Chairman





Date January __, 1999                  /s/ Robert W. Dupree
                                       -----------------------------------------
                                       Robert W. Dupree, Chief Financial Officer