Form 10-Q
period 1999-01-31
COX TECHNOLOGIES INC
filed 1999-05-03
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended January 31, 1999
Commission file number 0-8006

                             COX TECHNOLOGIES, INC.
                            FKA Energy Reserve, Inc.
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

               69 McAdenville Road, Belmont, North Carolina 28012
               --------------------------------------------------

       Registrant's telephone number, including area code (704) 825-8146


Energy Reserve, Inc., 2432 W. Peoria Avenue, Suite 1167, Phoenix, Arizona 85029
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

Class - Common Stock, without Par Value
23,280,922 Shares Outstanding at January 31, 1999

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX



FACE SHEET                                                                   1

INDEX                                                                        2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                 3

   Consolidated Balance Sheets at
     January 31, 1999 and April 30, 1998                                     4

   Consolidated Statements of Operations and Accumulated Deficit
     Three Months Ended January 31, 1999 and 1998                            5
     Nine Months Ended January 31, 1999 and 1998                             6

   Statement of Cash Flows
     Nine Months Ended January 31, 1999 and 1998                             7

   Notes to Consolidated Financial Statements                                8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9-13

PART II. OTHER INFORMATION AND SIGNATURE                                    14

                                                                       FINANCIAL
                                                                     INFORMATION

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Technologies, Inc. and its subsidiaries, Twin Chart, Inc., its subsidiary Transit Services, Inc., Vitsab, AB, Sweden, Vitsab, USA, Inc., Energy Reserve Holdings, Inc., and Energy Reserve Financial Corporation (collectively the Company), engage in the business of producing and distributing transit temperature recording instruments, both domestically in United State and internationally. The Company also engages in acquiring, developing and selling oil properties, and of producing and selling crude oil for its own account in the United States. As such the Company has not and does not engage in petroleum refining or retail marketing.

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

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Cox Technologies, Inc. and consolidated subsidiaries at January 31, 1999 and April 30, 1998 and to a fair statement of the results of operations for the three months ended January 31, 1999 and 1998 and for the nine months ended January 31, 1999 and 1998.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY, ENERGY RESERVE, INC., AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 AND APRIL 30, 1998

                                                     JANUARY 31,     APRIL 30,
                                                        1999           1998
ASSETS                                              ------------   ------------
 CURRENTS ASSETS:
  Cash and cash equivalents (Note A)                $  1,283,592   $  2,575,945
  Accounts receivable, less allowance for doubtful
   accounts of $29,527 at January 31, 1999 and
   April 30, 1998                                      1,616,677      1,627,074
  Inventory (Note B)                                   1,626,079      1,043,531
  Investment in securities                               106,781         39,500
  Notes receivable-current portion                        17,862         33,503
  Prepaid expenses                                       114,968        352,143
  Deferred income taxes (Note C)                             -0-         30,000
                                                    ------------   ------------
     TOTAL CURRENT ASSETS                              4,765,959      5,701,696

  Property and equipment (net)                         6,632,190      3,704,243
  Investments in securities                                  -0-        300,000
  Deposits                                                 4,042          5,290
  Goodwill (Note A)                                    1,288,420         48,479
  Notes receivable - non-current portion                  37,072          6,828
                                                    ------------   ------------
     TOTAL ASSESTS                                  $ 12,727,683   $  9,766,536
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $    674,416   $    356,811
  Income taxes payable (Note C)                           23,464         52,270
  Current portion of long-term debt (Note A)           1,232,553        510,369
                                                    ------------   ------------

     TOTAL CURRENT LIABILITIES                         1,930,433        919,450

  Long-term debt                                         785,216        280,706
  Minority Interest                                          -0-            669

     TOTAL LIABILIATIES                                2,715,649      1,200,825
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
  Common stock, no par value: authorized 100,000,000
   shares; issued and outstanding 23,280,922 shares
   at January 31, 1999 and 19,905,188 shares at
   April 30, 1998 (Note A)                            20,885,495     20,041,562
  Common stock subscribed                                 58,100         58,100
  Contributed Capital                                    220,872        220,872
  Treasury stock                                         (45,920)       (45,920)
  Accumulated deficit                                (10,179,866)   (10,598,719)
  Unrealized loss on available-for-sale securities           -0-       (180,500)
  Less - notes receivable for common stock:
     Issued                                             (872,613)      (875,650)
     Subscribed                                          (54,034)       (54,034)
                                                    ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                            10,012,034      8,565,711
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 12,727,683   $  9,766,536
                                                    ============   ============
                       See Notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                Three Months Ended January 31,
                                                ------------------------------
                                                     1999             1998
                                                ------------     ------------
REVENUE
     Sales                                      $  2,291,382     $  1,857,294
                                                ------------     ------------
  COSTS AND EXPENSES
     Cost of sales                                 1,152,941          923,552
     General and administrative expenses             800,452          532,321
     Sales expense                                   350,985          309,757
     Interest expense                                 30,888           16,615
     Depreciation and depletion                       59,081            7,915
                                                ------------     ------------
     TOTAL EXPENSE                                 2,394,347        1,790,160
                                                ------------     ------------

            INCOME FROM OPERATIONS                  (102,965)          67,134
                                                ------------     ------------
  OTHER INCOME (EXPENSE)
     Other income (expense)                           58,212           (3,397)
                                                ------------     ------------

   Earnings (loss) before income taxes               (44,753)          63,737

    Provisions for income taxes (note B)             (34,000)             830
                                                ------------     ------------
            NET EARNINGS (loss)                      (10,753)          62,907

  ACCUMULATED DEFICIT, beginning of period       (10,169,113)     (13,079,632)
                                                ------------     ------------

  ACCUMULATED DEFICIT, end of period            $(10,179,866)    $(13,016,725
                                                ============     ============
  EARNINGS PER SHARE:
      Net earnings (loss)                       $      0.002     $      0.003
                                                ============     ============

                        See Notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                Nine Months Ended January 31,
                                                -----------------------------
                                                    1999             1998
                                                ------------     ------------
REVENUE
     Sales                                      $  6,912,770     $  6,101,606
                                                ------------     ------------
  COSTS AND EXPENSES
     Cost of sales                                 3,460,477        2,916,058
     General and administrative expenses           1,986,904        1,492,942
     Sales expense                                 1,061,098          934,844
     Interest expense                                108,408           51,521
     Depreciation and depletion                      134,403           29,963
                                                ------------     ------------
     TOTAL EXPENSE                                 6,751,290        5,425,328
                                                ------------     ------------

            INCOME FROM OPERATIONS                   161,480          676,278

  OTHER INCOME (EXPENSE)
     Other income (expense)                         (264,723)          11,515
                                                ------------     ------------
    Earnings (loss) before income taxes              425,753          687,793
    Provisions for income taxes (note B)               6,900           39,231
                                                ------------     ------------

  NET EARNINGS                                       418,853          648,562

  ACCUMULATED DEFICIT, beginning of period       (10,598,719)     (13,665,287)
                                                ------------     ------------
  ACCUMULATED DEFICIT, end of period            $(10,179,866)    $(13,016,725)
                                                ============     ============
  EARNINGS PER SHARE:
     Net earnings (loss)                        $       0.02     $       0.03
                                                ============     ============

                        See Notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                      1999               1998
                                                   ----------         ---------
CASH FLOW FROM OPERATING ACTIVITIES
 Net earnings (loss)                              $   418,853         $ 648,562
 Adjustments to reconcile net earnings
  to net cash used by operating activities:
  Depreciation and depletion                          134,404            29,963
  Loss on securities                                  180,500                --

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
 (Increase) decrease in current assets:
   Accounts receivable                                 10,397              (557)
   Inventory                                         (582,548)          (51,541)
   Prepaid expenses                                   272,175          (188,197)
   Notes receivable and investments                   (81,884)         (584,956)
   Deferred taxes                                      30,000                --
 (Increase) decrease in current liabilities:
   Accounts payable and accrued expenses              288,799           (85,780)
   Current portion of long-term debt                  722,184           (65,445)
                                                  -----------         ---------
NET CASH FROM OPERATING ACTIVITIES                  1,357,880          (297,951)

CASH FLOW FROM INVESTING ACTIVITIES
 Securities                                           300,000                --
 Goodwill                                          (1,239,941)           28,967
 Purchase of property and equipment                (3,062,351)           39,762
 Repurchase minority interest                            (669)           (2,674)
                                                  -----------         ---------
NET CASH FROM INVESTING ACTIVITIES                 (4,002,961)           66,055
                                                  -----------         ---------
CASH FLOW FROM FINANCING ACTIVITIES
 Long term debt (decrease)                            504,510          (107,961)
 Decrease in subscriptions receivable                   3,037                --
 Issuance Common stock                                843,933                --
 Deposits                                               1,248                --
                                                  -----------         ---------
NET CASH FROM FINANCING ACTIVITIES                  1,352,728          (107,961)
                                                  -----------         ---------

NET INCREASE (DECREASE) IN CASH                    (1,292,353)         (339,887)

CASH, beginning of period                           2,575,945         1,118,019
                                                  -----------         ---------
CASH, end of period                               $ 1,283,592         $ 778,162
                                                  ===========         =========

                        See Notes to Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED JANUARY 31, 1999

NOTE A - CASH, NOTES PAYABLE AND COMMON STOCK

In June 1998, the Company acquired Vitsab, AB, a Swedish corporation in exchange for 3,375,734 shares of the Company's unregistered common stock valued at $843,933 or $0.25 per share and 950,000 shares of the common stock of VITSAB, USA, Inc., a previously wholly-owned subsidiary of the Company with 4,750,000 issued shares of common stock outstanding and the assumption of certain debt in the amount of $2,300,000 owed by VITSAB, AB to an unrelated company. The Company borrowed $1,750,000 from a bank under two notes and security agreements and liquidated the referenced $2,300,000 for the discounted sum of $1,750,000.

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

NOTE B - INVENTORY

Inventory at January 31, 1999 and April 30, 1998 consists of the following:

                                     January 31, 1999           April 30, 1998
                                     ----------------           --------------
         Raw materials                   796,342                     364,540
         Work-in-progress                294,716                     352,096
         Finished goods                  532,595                     324,439
         Crude oil                         2,426                        2456
                                      ----------                  ----------
                                      $1,626,079                  $1,043,531
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

                                                                       FINANCIAL
                                                                     INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999 the Company had a working capital of $2,835,526. This is a decrease of $1,946,720 for the nine months period May 1, 1998 to January 31, 1999. This was primarily due to the debt of $1,750,000 incurred to acquire Visual Indicator Systems, AB of Sweden (Vitsab, AB) in June 1998.

The Company did incur increased long-term debt of $504,510 during the year to date and investment in property and equipment increased $2,927,947 with the acquisition of Vitsab, AB. At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, the Company plans to enter into equity, debt or other financing arrangements to meet its future financial needs for expansion and:

      (a) To provide for general working capital needs including the servicing of the Vitsab, AB, acquisition debt and operations

      (b)   To repay outstanding liabilities

COMPARISON OF OPERATIONS FOR QUARTER ENDED JANUARY 31, 1999 AND 1998

Net loss for the third fiscal quarter ended January 31,1999 was $10,753 as compared to a net earnings of $62,907 for the same period of 1998. The consolidated loss from operations for the third quarter ended January 31, 1999 was $102,965 as compared to income of $67,134 for 1998.

The following schedule reflects the operations of the two industry segments of the Company for the three months ended January 31, 1999 and 1998.

                                                 Three Months Ended  January  31,
                                       ------------------------------------------------
                                          Oil Production         Temperature Recorders
                                       --------------------    ------------------------
                                         1999        1998         1999          1998
                                         ----        ----         ----          ----
Sales                                  $     --    $     --    $2,291,382    $1,857,294

Cost of sales                             4,104       3,128     1,148,837       920,424
General & Administrative                 53,063      35,097       737,532       512,884
Sales expense                                --          --       350,985       309,757
Interest                                     --       8,258        40,745         8,357
Depreciation/Amortization                    --         994        59,081         6,921
                                       --------    --------    ----------    ----------
Income (loss) from operations           (57,167)    (47,477)      (45,798)       98,951
Other Income (loss)                     183,692          --      (125,480)       12,263
                                       --------    --------    ----------    ----------
Earnings (loss) before  income taxes    126,525     (47,477)     (171,278)      111,214
Income taxes                             (6,866)        830       (27,134)           --
                                       --------    --------    ----------    ----------
Net earnings (loss)                    $133,391    $(48,307)   $ (144,144)   $  111,214
                                       ========    ========    ==========    ==========

TEMPERATURE RECORDER OPERATIONS

Sales increased $434,088 or 23% in 1999 as compared to the 1998 third quarter operations. Cost of sales was 50.1% for 1999 as compared to 49.6% for 1998. This was primarily due to costs of the new visual tag indicator operations. General and Administrative expense increased $224,648 or 44% in 1999 over 1998. This increase was due primarily to R & D expenses pertaining to new products and the Vitsab, AB operations. The increase in interest expense for 1999 as compared to 1998 resulted from indebtedness incurred in the acquisition of Vitsab, AB. The increase in depreciation and amortization of $52,160 was due to the visual tag indicator operations.

OIL PRODUCTION OPERATIONS

Loss from operations increased slightly by $9,690 in 1999 as compared to 1998. This was primarily due to general and administrative expense increases in professional fees and salaries. Other income in 1999 was realized from the settlement of indebtedness at less than the recorded liability.

Net earnings increased $181,698 in 1999 over the net loss of $48,307 in 1998.

COMPARISON OF OPERATIONS FOR THE NINE  MONTHS ENDED JANUARY 31, 1999 AND 1998

There was a consolidated net earnings of $418,853 for the period ended January 31, 1999, as compared to a net earning of $586,965 for the same period ended January 31, 1998. To afford better analysis and comparison of the similar periods of 1999 and 1998, the following schedule segregates the operations by industry segments and provides a comparison of the oil production operations and the temperature recorder operations.

INDUSTRY SEGMENT                             OIL PRODUCTION               TEMPERATURE RECORDERS
                                      -----------------------------   -----------------------------
                                      May 1, 1998--   May 1, 1997--   May 1, 1998--   May 1, 1997--
PERIOD                                Jan. 31,1999    Jan. 31,1998    Jan. 31,1999    Jan. 31,1998
                                      ------------    ------------    ------------    ------------
OPERATIONS:
REVENUE                                     $-0-        $  17,734     $ 6,912,770      $6,083,872
COST OF SALES:
 Cost of sales                             7,390           11,021       3,453,087       2,905,037
 General & administrative expenses       120,262           97,562       1,856,785       1,395,380
 Sales expense                                --               --       1,061,098         934,844
 Interest expense                          9,857           24,774         108,408          26,747
 Depreciation & depletion                     --            2,952         134,403          26,981
                                       ---------        ---------     -----------      ----------

INCOME (LOSS) FROM OPERATIONS           (137,509)        (118,605)        298,989         794,883

OTHER INCOME (EXPENSE):
 Other income (expense)                  422,396          (31,914)       (158,123)         43,434
                                       ---------        ---------     -----------      ----------
 Earnings (loss) before income taxes     284,887         (150,524)        140,866         838,317
 Provisions for income taxes               6,900            1,985             -0-          37,246
                                       ---------        ---------     -----------      ----------
NET EARNINGS (LOSS)                    $ 277,987        $(152,509)    $   140,866      $  801,071
                                       =========        =========     ===========      ==========

TEMPERATURE RECORDER OPERATIONS

Net earnings decreased $660,205 for the nine months of the current year as compared to the same prior year period. The decrease was due to the visual indicator tag operations including R & D expenses.

Sales increased $828,898 or 13% in 1999 over the 1998 period. Cost of sales as a percent of sales was 50% for 1999 and 47.7% for 1998. General and administrative expenses, as a percentage of sales was 26.9% in 1999 as compared to 22.9% in 1998. Sales expense, as a percent of sales was 15.3% for 1999 and 15.4% for 1998. Interest, depreciation and depletion were 35.1% for 1999 and 1.0% for 1998. In the aggregate, the percentage increases in all categories of costs and expenses for 1999 over 1998 amounted to 19.2% of sales or $1,326,792. These increases were due to visual indicator tag operations, primarily, together with other new product development costs and expenses.

COMPARISON OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 1999
AND 1998 (CONTINUED)

OIL PRODUCTION OPERATIONS

There was a decrease of $17,734 in crude oil sales for 1999 as compared to 1998. This was the result of restricted production due to declining oil prices. The Company has now restored oil production and crude oil prices have improved. The loss from operations increased by $18,904 for 1999 over 1998. Other income for 1999 was primarily due to income realized from the settlement of indebtedness at less than the recorded liability. Overall net earnings improved by $430,496 for 1999 over the net loss of $152,509 for 1998.

YEAR 2000 DISCLOSURE

1. COMPANY'S STATE OF READINESS

Management began addressing the Company's Year 2000 issues over two years ago, at which time it was determined the accounting software was not Year 2000 compliant. New software was purchased and installed. The Company obtained a written statement from the software vendor who attested to the Year 2000 readiness of this software. To accommodate this new software the Company updated its network software with Novell 4.0 to interact with the accounting software in a manner that will not interfere with its Year 2000 readiness. Management has also reviewed all electronically based product software programs sourced from third party vendors and have determined they are all Year 2000 compliant.

2. COSTS TO ADDRESS THE COMPANY'S YEAR 2000

The Company has expended approximately $15,000 to date in addressing its Year 2000 readiness. By management analysis, the future outlay for addressing any perceived Year 2000 issues will not exceed $25,000 including assembly line parts and supplies under its contingency plan.

3. RISKS OF THE COMPANY'S YEAR 2000 ISSUES

Management's analysis of its Year 2000 readiness indicate there are no Year 2000 issues that will have a material effect on its business, results of operations or financial condition. This opinion is based upon the fact that the Company's accounting readiness is now complete and all of the vendors of parts and supplies critical to its operations have acknowledged Year 2000 readiness and compliance.

4. COMPANY'S CONTINGENCY PLANS

If management's analysis of its third party vendor capability is not achieved by the June 1999 Date, a contingency plan has been developed which provides for stockpiling of assembly line parts and continuing new vendor sourcing of Year 2000 compliance vendors.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the annual report Form 10-K of the Company for the year ended April 30, 1998 relative to legal proceedings and litigation. No charges or determinations have occurred on such proceedings during the quarter covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   No exhibits are filed as a part of this report.

      (b) There were no Form 8-K's filed by the Company during the quarter ended January 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COX TECHNOLOGIES, INC.




Date May 2, 1999                    By /s/ James L. Cox
                                      ------------------------------------
                                      James L. Cox, President and Director


Date May 2, 1999                    By /s/ Robert W. Dupree
                                      ------------------------------------
                                      Robert W. Dupree, Chief Financial Officer