Form 10-K
period 1999-04-30
COX TECHNOLOGIES INC
filed 1999-09-03
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OF 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended April 30, 1999, Commission File #0-8006


                             COX TECHNOLOGIES, INC.
                           f.k.a. ENERGY RESERVE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Arizona                                        86-0220617
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (IRS Employer Identification #)
incorporation or organization)


               69 McAdenville Road, Belmont, North Carolina 28012
               --------------------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code: (704) 825-8146

Securities registered pursuant to Section 12 (b) of the Act:  (None)

Securities registered pursuant to Section 12 (g) of the Act:  (None)

                         Common stock, without par value
                         -------------------------------
                                ( Title of Class)

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

                           $8,326,443 at July 31, 1999
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants.)

                         23,618,261 as of July 31, 1999
--------------------------------------------------------------------------------

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. (The listed documents should be clearly described for identification purposes.)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     Cox Technologies, Inc. f.k.a. Energy Reserve, Inc. (the Company) has been primarily engaged in the business of producing and distributing transit temperature recording instruments, both domestically in the United States and internationally. The Company also engages in the business of acquiring, developing and selling oil properties and of producing and selling crude oil for its own account in the United States. As such, the Company has not and does not engage in petroleum refining or retail marketing.

     The Company was incorporated as Mericle Oil Company in July 1968, under the laws of the State of Arizona. The name was changed to Energy Reserve, Inc. in August, 1975 and changed for the second time in April 1998 to Cox Technologies, Inc. Its executive offices, formerly located in Phoenix, Arizona are now located at 69 McAdenville Road, Belmont, North Carolina 28012 and its telephone number is (704) 825-8146. Except where the context otherwise indicates, all references to the "Company" are to Cox Technologies, Inc. and its wholly owned subsidiaries, Twin-Chart, Inc. and its wholly owned subsidiary Transit Services, Inc., Visual Tag Indicator Systems, AB, Sweden, Vitsab, USA and Digi-V, Inc., a 56% owned subsidiary.

     In June 1998, the Company acquired Vitsab, AB a Swedish corporation in exchange for 3,375,734 shares of the Company's unregistered common stock valued at $843,933 or $0.25 per share and 950,000 shares of the common stock of VITSAB, USA, Inc., a previously wholly-owned subsidiary of the Company with 4,750,000 issued shares of common stock outstanding and the assumption of certain debt in the amount of $2,300,000 owed by VITSAB, AB to an unrelated company. The Company borrowed $1,750,000 from a bank under two notes and security agreements and liquidated the referenced $2,300,000 for the discounted sum of $1,750,000.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company has three industry segments: (1) production and distribution of temperature recording and monitoring devices; (2) crude oil production and development and (3) visual tag indicators for food safety control. The following table summarizes the assets, revenues and operating results attributable to the Company's operations by industry segments for the date and periods indicated.

For the years ended April 30                1999           1998          1997
                                            ----           ----          ----
Revenues:
(1) Temperature recorders               $ 8,943,883     $8,135,197    $7,444,170
(2) Oil production                            1,428          3,559         9,647
(3) Vitsab                                    9,233            -0-           -0-

Operating profit or loss:
(1) Temperature recorders               $   781,262     $1,094,285    $  840,992
(2) Oil production                           46,946      1,972,283        29,649
(3) Vitsab                                 (631,303)           -0-           -0-

Identifiable assets:
(1) Temperature recorders               $ 5,639,936     $2,958,066    $3,142,207
(2) Oil production                        4,596,239      6,808,470     3,811,149
(3) Vitsab                                2,530,394            -0-           -0-

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     TEMPERATURE RECORDER OPERATIONS

     The Company's temperature recorder activities include production and distribution of transit temperature recording instruments. These instruments, known as temperature recorders, are self-contained, battery powered and designed to create a graphical "time vs. temperature" record.

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

     The Company is a major competitor in the temperature recording industry as regards to its production and distribution activities.

     The Company does not maintain any company owned distribution entities. All distributors are on contract and major distributors are located in Copenhagen, Singapore and Melbourne. All other distribution and sales operations are through individual sales persons operating on a sales commission basis or a salary plus incentive basis.

     The product lines include a portable penetration probe thermometer, which is retailed but not manufactured by the Company. The Company also performs contract manufacturing.

     The COX(1) product accounts for 90% of the Company's business. The balance is due to probes and retail sales of other temperature monitoring products, which are not manufactured. The COBRA and TRACER products are new and no substantial volume has yet been achieved.

     OIL PRODUCTION OPERATIONS

     The Company's oil activities include the drilling of development wells and the development and operation of such properties for production of oil. Since 1980, the Company has principally financed these activities by borrowings, sales of non-operating assets, issuance of its common stock and from operations. During the three years covered by this report the Company has only had modest crude oil production or sales since March 1997, the date when crude oil production was reactivated.

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

     As a result of these problems, a complaint was filed with the California Public Utilities Commission against PG&E. This matter along with current and future plans of the Company pertaining to it's oil production and lease operations are discussed under the respective properties captions elsewhere in this report under Item 2., Description of Properties - Mitchel and Bacon Hills leases.

     Actual drilling operations are not undertaken by the Company, but are conducted by third-party drilling contractors. The Company, however, may act as operator of such projects, thereby supervising exploration, drilling, and production activities. Since 1980, virtually all of the Company's oil development activities have been on its Kern County Leases, which the Company acquired by cash and/or issuance of shares of its common stock to be held for investment( investment shares).

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

VISUAL TAG INDICATOR OPERATIONS

     The Company's visual tag indicator operations include production and distribution of visual time temperature monitoring tags/label (TTI). These monitors, known as smart tags/labels contain certain pre-selected time/temperature limits that when exceeded will react with an irreversible color change. The smart TTI are programmable devices which run as a "biological clock" parallel to the biological clock of the product it is set to monitor.

     The smart TTI are marketed under the trade name of Vitsab and provide visual proof of the progress of the biological deterioration process of a perishable food package. The Company produces two separate Vitsab TTI, a "three dot" indicator and a "one dot" indicator. Both work on a biological principle and consist of an adhesive plastic tag/label that contains small internal pouches of enzyme solution. Applying pressure to the TTI mixes these solutions and when mixed, react to create a color change. The TTI is placed on the outside of a package containing refrigerated or frozen food and can indicate whether or not the food product is still within the pre-set limits of freshness and safety.

     The source and availability of raw materials are a critical and significant factor in the Vitsab TTI operations of the Company.

     The Vitsab TTI operations of the Company are non-seasonal.

     The Company does and is required to carry significant amounts of inventory for its Vitsab TTI operations and neither Company nor industry practices extend payment terms to customers.

     The Vitsab TTI operations of the Company are not dependent upon a single or a few customers, nor would the loss of any one customer have a material adverse effect upon earnings or the financial position of the Company.

     Backlog of orders is not a major factor in the Vitsab TTI operations of the Company.

     The Company manufactures the Vitsab TTI at two locations, Malmo, Sweden and Belmont, North Carolina.

     The Company maintains both company owned distribution  entities and certain
contract  distributors   associated  with  the  Company's  temperature  recorder
operations.

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

     BACON HILLS LEASE

     This sublease, located in the Chico-Martinez field, Kern County, California, was acquired in December, 1980 and consists of approximately 260 acres, 1 which the Company has interests to the depth of 5,000 feet. The landowners' and overriding royalty interest holders are identical with the Mitchel leases which total 21.67 percent and the Company owns the remaining
78.33 percent working interest in this lease. The acquisition of this sublease, in conjunction with the Mitchell subleases, provided the Company with the leasehold interest in an entire section of land.

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

     In March 1990, the sub-lessor declared this sublease terminated and requested return of the underdeveloped portion of the sublease. The Company does not acknowledge the declaration of termination and has not complied with the sub-lessor's request. To date, no litigation, action or further request has been undertaken by the sub-lessor in a connection with this matter. The Company holds a five-acre well tract and the oil and gas rights to each of fourteen wells it has drilled on this sublease.

COMBINED LEASES - MITCHELL AND BACON HILLS

     COGENERATION SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION

     From 1986 until June 1997, the Company's oil activities were directed toward the implementation of the COGEN/TEOR Project on the Mitchel leases which would be capable of serving the combined Mitchel and Bacon Hills leases with a steam flood enhanced oil recovery operation and provide for the sale of power to a California public utility company. ERES Cogenics, Inc., a wholly owned subsidiary, was formed in August 1987 to be the builder/owner/operator of the COGEN/TEOR facilities. The Company signed a power purchase agreement with Pacific Gas and Electric Company for the delivery to the utility of 20.5 megawatts of electricity by a date no earlier than June 1, 1989 and no later than December 24, 1991. The agreement further provided for delivery and purchase of up to 45 megawatts of power in later years. Contracts were signed or negotiated with responsible and experienced suppliers, supervision, natural gas delivery, maintenance and operation and the TEOR installation, including the laying of steam lines for the steam flood operations.

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

     In April 1999, the Company entered into an oil field operating agreement with a California firm. For further information reference is made to Note E, "Property and Equipment, Oil and Gas Properties" of the Notes to Consolidated Financial Statements, incorporated herein by reference.

     The tables below set forth the gross and net developed acreage and the gross, net, and revenue net productive wells of all oil and gas properties of the Company at April 30, 1999.

     (a) "Gross Acreage" represents all acres in respect to which the Company has a working interest; "Net Acreage" represents the aggregate of the working interest of the Company in the gross acreage.

                                                            Acreage (a)
                                                       ---------------------
                                                         Gross
       Location          Held By        Expires        Developed        Net
     ------------      ----------      ----------      ---------      ------
       California
        Mitchel        Production      Indefinite       380.00        297.65
     *Bacon Hills      Production          *             70.00         54.83
                                                        ------        ------
                                                        450.00        352.48

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

                                    OIL WELLS

                                                      Revenue
                  Location        Gross     Net         Net
                  --------        -----     ----      -------
                  California       62.0     48.6       48.6

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

                                    OIL/BBDS

                               1999          862
                               1998          235
                               1997          500
                               1996          -0-
                               1995          -0-

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On November 21, 1998 pursuant to Notice and accompanying Proxy Statement for the Annual Meeting of Shareholders, the annual meeting of shareholders of the Company was held in Belmont, North Carolina at which meeting the following matters were submitted to a vote of the securities holders:

     1. To elect five Directors to the Board of Directors for a one-year term in accordance with the Bylaws of the Company.

     2. To consider and act upon a proposal to ratify the selection of Bedinger & Company as the Company's independent public accountants for the fiscal year ending April 30, 1999.

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

     The range of high and low bid quotations for each quarterly period during the past four years ended April 30, based upon information provided to the Company by the National Association of Securities Dealers or market makers in the Company's stock, was as follows:

                          1999           1998           1997          1996
                      ------------   -------------   ----------    -----------
                       HIGH   LOW    HIGH    LOW     HIGH   LOW    HIGH   LOW
                      -----  -----   ----  -------   ----   ---    ----   ----
     First Quarter     3/8    5/16   1/4      1/4    1/4    5/8    3/8    1/4
     Second Quarter    5/16   9/32   5/16  1  1/4    1/8    5/8    5/16   5/16
     Third Quarter    13/32   5/16   3/8     13/16   3/8    5/8    5/16   3/4
     Fourth Quarter    5/8   19/32   3/8      3/4    3/8    1/2    5/16   3/4


     (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of April 30, 1999 the approximate number of holders of record of each class of equity securities of the Company was as follows:

     Common Stock, no par value 3,000 (1)

     (1) Included in the number of stockholders of record are shares held as "nominee" or "street name.

     (c) DIVIDENDS

     The Company has not declared any dividends during the past three years ended April 30, 1997 through 1999.

ITEM 6. SELECTED FINANCIAL DATA

     Following is a summary of selected financial data for each of the last three fiscal years ended April 30:

                                         1999          1998         1997
                                      -----------   ----------   ----------
     Operating Revenues               $ 8,943,883   $8,138,757   $7,453,817
     Profit (loss) from
     continuing operations                258,515    3,117,068    1,004,333

     Profit (loss) from continuing
     operations per common stock             0.01         0.15         0.05

     Total Assets                     $12,877,192   $9,766,536   $6,953,356

     Long-term Obligation             $   581,374   $  280,706   $  358,686

     Cash Dividends Declared
     Per Common Share                         -0-          -0-          -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     Based upon its temperature recorder operations and the developed and undeveloped reserves of the Mitchel and Bacon Hills leases, the Company anticipates cash from operations, equity investment, and borrowing from long-term lending sources adequate to meet cash requirements. At present, cash flow from operations is adequate to meet cash requirements and commitments of the Company. However, the Company intends to enter into equity, debt of other financing arrangements to meet its further financial needs for expansion into food safety control products and to provide for general working capital needs.

     COMPARISON OF OPERATIONS FOR 1999 AND 1998

     Consolidated operations for the year ended April 30, 1999 resulted in a net earnings of $196,905. In the year ended April 30, 1998, the company had only two business segments. In the year ended April 30, 1999 the Company acquired a new segment, visual tag indicators (Vitsab), as previously disclosed elsewhere in this report under Item 1 (a) General Development of Business.

The following schedule reflects the business segments for the years ended April 30, 1999 and 1998.


                                        Year Ended 1999                  Year Ended 1998
                              ----------------------------------  ------------------------
                              Recorders      Oil       Vitsab      Recorders       Oil
                              ----------  ---------   ---------   -----------  -----------
Revenues:
Sales                         $8,943,883  $   1,428   $   9,233   $ 8,135,197  $    3,559

Cost of sales                  4,193,586     13,130     610,536     3,676,082      28,775

General & Admin                2,307,732    160,467         -0-     1,925,715     153,492
Sales Expense                  1,388,232        -0-         -0-     1,223,921         -0-
Depreciation & Amortization       87,569        -0-      30,000        34,468         782
Interest                         150,414      2,716         -0-        34,938      37,250
                              ----------  ---------   ---------   -----------  ----------
Income (loss) from operations    816,350   (174,885)   (631,303)     (127,203)   (216,740)
Other income (expense)             7,031    241,322         -0-        18,515   2,221,008
Income taxes                      42,119     19,491         -0-       133,692      31,985
                              ----------  ---------   ---------   -----------  ----------
Net earnings (loss)           $  781,262  $  46,946   $(631,303)  $ 1,095,285  $ 1,972,28
                              ----------  ---------   ---------   -----------  ----------

     TEMPERATURE RECORDERS

     Sales increased approximately $800,000 or 10% for the current year as compared to the prior year. Cost of sales as a percentage of sales was 46.9% for 1999 as compared to 45.1% in 1998.

     Sales expense for 1999 increased $164,241 or 13.4% over 1998. Expressed as a percent of sales, this expense remained constant at approximately 15% for both years.

     General and administrative expense as a percentage of sales increased to 25.8% in 1999 as compared to 23.7% in 1998. The amount of increase is $382,017 and is primarily due to research and development expenses related to new recorder monitoring technologies.

     Depreciation and amortization increased $53,101 in 1999 as compared to 1998. This was due to equipment and machinery purchased.

     The interest expense increase of $115,476 was the result of increase borrowings to finance the Vitsab acquisition.

     OIL PRODUCTION

     There were no crude oil sales in 1999. Income of $1,428 was derived from other operating sources.

     Cost of sales declined $15,645 in 1999 as compared to 1998. These costs represent the cost and expense of maintaining the oil field for both these years.

     General and administrative expenses increased $6,975 for 1999 as compared to 1998. This increase is primarily due to legal costs.

     Interest expense decreased due to the reduction of interest bearing indebtedness.

     Other income for 1999 of $241,322 was realized from satisfaction of indebtedness at less than the recorded amount. Reference is made to the following Comparison of Operations for 1998 and 1997 for an explanation of the $2,221,008 other income for 1998.

     VISUAL TAG INDICATORS

     This new business segment, which was acquired in June 1998, had sales of $9,233 for the nine months ended April 30, 1999.

     The cost of sales represents the costs and expenses of business development and operations for the Vitsab product.

COMPARISON OF OPERATIONS FOR 1998 AND 1997

     Operations for the year ended April 30, 1998 resulted in net earnings of $3,066,568 or 0.15 per share. Included in these net earnings is a one-time income amount of $2,043,305 net of the provision for income taxes. The income from operations was $1,023,263 for the current year and $985,119 for the prior year.

     The following schedule reflects the two company segments for the years ended April 30, 1998 and 1997.

                                    Y/E 1998                     Y/E 1997
                           ------------------------     ------------------------
                           Temperature       Oil        Temperature      Oil
                            Recorders    Production      Recorders    Production
                            ---------    ----------      ---------    ----------
Sales                      $ 8,135,197   $     3,559    $ 7,444,170   $   9,647

Cost of sales                3,676,082        28,775      3,472,256       3,649

General & Admin              1,925,715       153,492      1,745,691      88,915
Sales Expense                1,223,991           -0-      1,052,164         -0-
Interest                        34,938        37,250         40,851      24,249
Depreciation                    34,468           782         36,946       3,977

Income (loss) operations     1,240,003      (216,740)     1,096,262    (111,143)
Other income (expense)        (127,203)    2,221,008       (121,578)    140,792
Income taxes                    18,515        31,985       (133,692)        -0-

Net earnings (loss)        $ 1,094,285   $ 1,972,283    $   840,992   $  29,649

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

     OIL PRODUCTION

     Crude oil sales were down in the 1997-98 year by $6,088 or 63%. This was the result of decreased production due to depressed oil prices and a well work-over program.

     Cost of sales increased $25,126 due to the above-mentioned work-over program, which accounted for all of the increase.

     General and administrative expenses increased $64,577 or 73% due primarily to technological research and development costs of $32,000, shareholder meeting costs of $19,000 and increases aggregating approximately $13,500 for rent, travel, insurance and office relocation costs.

     The increase in interest expense of $13,000 was due primarily to an adjustment of the note payable balance pertaining to the stipulated judgement referred to in Note H of Notes to Consolidated Financial Statements incorporated herein by reference.

     Other income increased $2,080,216 over the prior year income of $140,792. As disclosed elsewhere in this report under Enhanced Oil Recovery Operations and by Note E of Notes to Consolidated Financial Statements incorporated herein by reference, the Company received $3.5 million in February 1998 in settlement of certain litigation with a public utility company. The Company realized a net settlement amount of $2,274,764 after payment of legal fees, consultant fees and litigation costs of the six-year litigation. The Company absorbed a charge to operations of $53,756 from a write off of certain investment securities valuation and other expenses which resulted in the $2,221,008 other income amount

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV

ITEM 9. DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     (a) IDENTIFICATION OF DIRECTORS

     The following table lists certain information concerning the directors of the Company:

Name, Positions and                       Director      Term      Certain Other
Offices With Registrant           Age       Since      Expires    Corporations
-----------------------           ---       -----      -------    ------------
James L. Cox, President,
Chief Executive Officer,
Chairman of the Board             54        1995         (1)           (2)

David K. Caskey
Secretary and Treasurer           37        1997         (1)           (3)

Alfred P. Sprenger,               72        1968         (1)           (4)

George M. Pigott                  71        1997         (1)

Michael  E. Fonzo                 59        1997         (1)

----------
(1)  Serves until next meeting of the Company's stockholders.
(2) Serves as President, Chief Executive Officer and Chairman of the Board of the Company's subsidiary, Twin-Charts, Inc.
(3) Serves as Secretary-Treasurer of Company's subsidiaries, Twin Chart, Inc. and Transit Services, Inc.
(4) Serves as the sole trustee of the Liquidating Trusts for Progressive Investment Corporation (PIC) and PIC Research & Development Corporation.

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

                                                                    Executive
Name, Positions and                       Officer       Term      Certain Other
Offices With Registrant           Age      Since       Expires    Corporations
-----------------------           ---      -----       -------    -------------
James L. Cox,
President, Chief
Executive Officer,
Chief Operating Officer
Chairman of the Board               54     1995          (1)           (2)

David Caskey
Secretary-Treasurer                 37     1997          (1)           (3)

----------
(1)  Serves until replaced by the Board of Directors.
(2) Serves as President and Chief Executive Officer of Company's subsidiary, Twin-Chart, Inc. and Transit Services, Inc.
(3) Serves as Secretary-Treasurer of Company's subsidiaries, Twin-Chart, Inc., and Transit Services, Inc.

     (c) BUSINESS EXPERIENCE

     Dr. James L. Cox has been an officer and director of the Company since August 1, 1995. He has served in the capacity of President and Chief Operating Officer from that date to the present. From November 1997 to the present, he has served as Chief Executive Officer. He has served in identical capacities in the two subsidiary corporations, Twin-Chart, Inc., and Transit Services, Inc., since 1986 and from 1977 to 1986, he served as Sales Manager and Executive
Vice-President of Transit Services, Inc. He holds a Ph.D. from Stanford University and has held various teaching and research positions with Duke University, Stanford Research Institute and University of California, Santa Barbara.

     Mr. Alfred P. Sprenger has been a director of the Company since its incorporation. He served in the capacity of President and Chief Operating Officer from 1969 to August 1, 1995. He served as Chief Executive Officer of the Company from August 1, 1995 to November 1997, on which date he resigned as an executive officer and employee. He served in identical capacities in the two affiliated corporations, Progressive Investment Corporation (PIC) and PIC Research and Development (PIC R&D) until December 1983 and now serves as the sole trustee of the Liquidating Trusts for PIC and PIC and R&D.

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

     (d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Disclosure of legal proceedings is contained in Note O "Commitments, Litigation and Contingencies," of the Notes to Consolidated Financial Statements incorporated herein by reference.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

     (a) Remuneration, on an accrual basis, paid to the executive officers and directors of the Company during the year ended April 30, 1999, was as follows:

                            Cash and Cash Equivalents
                              Forms of Remuneration

                                                        Securities
                                                       or Property
                                                        Insurance
                                      Salaries, Fees   Benefits or  Aggregate of
Name of Individual                    Director's Fees Reimbursement  Contingent
   or Number of      Capacities in     Commissions,      Personal     Forms of
 Persons in Group     Which Served      and Bonuses      Benefits   Remuneration
 ----------------     ------------      -----------      --------   ------------
   James L. Cox    Director, President    $133,000          None         None
                   Chief Exec. Officer
                  Chairman of the Board


Alfred P. Sprenger       Director              -0-          None         None
                      Past President


                        Director &
 David K. Caskey        Sec/Treas.         $77,728          None         None

                      All Officers &
       Two              Directors         $210,728          None         None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table show as of April 30, 1999 the effective number of shares of common stock of the Company owned by every person owning of record or known by the Company as owning beneficially more than 5 percent of the outstanding common stock.

     a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (CONTINUED)

     The  number  of  shares  and  percentage   ownership  represents  effective
ownership in the Company.

Title of         Name and Address           Amount and Nature of      Percent of
 Class           Beneficial Owner           Beneficial Ownership         Class
 -----           ----------------           --------------------         -----
 Common          James L. Cox                 4,587,000 shares           20.1%
 stock,          69 McAdenville Rd.                 Record
 no par          Belmont, NC

 Common          Vitsag, AG                   3,375,734 shares           14.8%
 stock,          Stenyxegatan 21
 no par          S-213 76 Malmo Sweden

 Common          Robert W. Dupree               704,000 shares            3.0%
 stock,          2432 W. Peoria Ave
 no par          Suite 1181
                 Phoenix, AZ

 Common          Other Related Parties*       2,284,773 shares           10.0%
 stock,          Record and Beneficial
 no par

----------
* Comprised of individuals being certain Company employees and relatives, friends and business associates of Mr. Sprenger.

     For further information concerning ownership interests, see Note L, "Related-party Matters, Ownership Interests," of the Notes to Consolidated Financial Statements, incorporated herein by reference.

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows as of April 30, 1999, all shares of the Company stock, beneficially owned by the officers and directors of the Company as a group:

  Title of              Name of           Amount and Nature of        Percent of
   Class               Security           Beneficial Ownership           Class
  --------             --------           --------------------        ----------
Common stock,    Cox Technologies, Inc.         5,576,000                24.4%
   No par

                                     PART IV


ITEM 13. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Consolidated Financial Statements:

       Balance sheets--April 30, 1999 and April 30, 1998

       Statement of operations and accumulated deficit for the years ended April 30, 1999, 1998 and 1997

       Statement of shareholders' investment for the years ended April 30, 1999, 1998 and 1997

       Statement of cash flows for the years ended April 30, 1999, 1998 and 1997

     (b) REPORTS ON FORM 8-K

     The Company has filed the following Forms 8-K for the year covered by this report ended April 30, 1999:

     None

YEAR 2000 DISCLOSURE

1. COMPANY'S STATE OF READINESS

     Management began addressing the Company's Year 2000 issues over two years ago, at which time it was determined the accounting software was not Year 2000 compliant. New software was purchased and installed. The Company obtained a written statement from the software vendor who attested to the Year 2000 readiness of this software. To accommodate this new software the Company updated its network software with Novell 4.0 to interact with the accounting software in a manner that will not interfere with its Year 2000 readiness. Management has also reviewed all electronically based product software programs sourced from third party vendors and have determined that they are all Year 2000 compliant. The Company has mailed questionnaire forms to all its mission critical vendor/suppliers of parts for its assembly line. There has been virtually a 100% return of these informational requests. Concurrently, the Company has been qualifying alternate vendors/suppliers for potential replacement for any non-compliant vendors.

2. COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The Company has expended approximately $15,000 to date in addressing its Year 2000 readiness. By management analysis, the future outlay for addressing any perceived Year 2000 issues will not exceed $25,000 including assembly line parts and supplies under its contingency plan.

3. RISKS OF THE COMPANY'S YEAR 2000 ISSUES

     Management's analysis of its Year 2000 readiness indicate there are no Year 2000 issues that will have a material effect on its business, results of operations or financial. This opinion is based upon the Company's accounting readiness is now complete and all of the vendors of parts and supplies critical to its operations have acknowledged Year 2000 readiness and compliance.

4. COMPANY'S CONTINGENCY PLANS

     If management's analysis of its third party vendor capability is not achieved by the June 1999 date, a contingency plan has been developed which provided for stockpiling of assembly line parts and continuing new vendor sourcing of Year 2000 compliance vendors.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:
                                           COX TECHNOLOGIES, INC.
                                           an Arizona Corporation


09-01-99                                   By /s/ James L. Cox
                                              ----------------------------------
                                              James L. Cox, President and
                                              Chief Executive Officer


09-01-99                                   By /s/ R. W. Dupree
                                              ----------------------------------
                                              R.W. Dupree, Controller and
                                              Chief Financial Officer


09-01-99                                   By /s/ David K. Caskey
                                              ----------------------------------
                                              David K. Caskey
                                              Secretary-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated:

Dated:                                              Signatures
                                                    ----------

09-01-99                                   By /s/ James L. Cox
                                              ----------------------------------
                                              James L. Cox
                                              President and Director

09-01-99                                   By /s/ David K. Caskey
                                              ----------------------------------
                                              David K. Caskey
                                              Secretary-Treasurer and Director

09-01-99                                   By /s/ George M. Pigott
                                              ----------------------------------
                                              George M. Pigott
                                              Director

09-01-99                                   By /s/ Michael E. Fonzo
                                              ----------------------------------
                                              Michael E. Fonzo
                                              Director

09-01-99                                   By /s/ Alfred P. Sprenger
                                              ----------------------------------
                                              Alfred P. Sprenger
                                              Director

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998

                                    CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................     1

FINANCIAL STATEMENTS

      Consolidated Balance Sheets.........................................     2

      Consolidated Statements of Income and Accumulated Deficit...........     3

      Consolidated Statements of Changes in Stockholders' Equity..........     4

      Consolidated Statements of Cash Flows...............................   5-6

      Supplemental Schedule of Non-Cash Investing and
        Financing Activities..............................................     7

      Notes to Consolidated Financial Statements .........................  8-34

                          INDEPENDENT AUDITORS' REPORT


                                  June 18, 1999

Board of Directors
Cox Technologies, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cox Technologies, Inc., as of April 30, 1999 and 1998, and the related consolidated statements of income and accumulated deficit and of cash flows for the years ended April 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Technologies, Inc., at April 30, 1999 and 1998, and the results of its operations and cash flows for the years ended April 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


                                   Certified Public Accountants

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             April 30
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  1,250,810   $  2,575,945
  Accounts receivable, less allowance for doubtful
    accounts of $28,664 and $29,527 at April 30,
    1999 and 1998, respectively                        1,599,079      1,627,074
  Inventory (Note B)                                   1,542,663      1,043,531
  Investment in securities (Note C)                       51,211         39,500
  Notes receivable - current (Note D)                     30,477         33,503
  Prepaid expenses                                        65,860        352,143
  Deferred income taxes (Note F)                               0         30,000
                                                    ------------   ------------
      TOTAL CURRENT ASSETS                             4,540,100      5,701,696

  Property and equipment (Net) (Note E)                7,109,762      3,704,243
  Investment in securities (Note I)                      300,000        300,000
  Deposits                                                23,692          5,290
  Goodwill (Notes A, I and J)                            886,783         48,479
  Notes receivable-non-current portion (Note D)           16,855          6,828
                                                    ------------   ------------
      TOTAL ASSETS                                  $ 12,877,192   $  9,766,536
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note G)    $    582,542   $    356,811
  Income taxes payable (Note F)                           34,720         52,270
  Current portion of long-term debt (Note H)           1,651,949        510,369
                                                    ------------   ------------
      TOTAL CURRENT LIABILITIES                        2,269,211        919,450

  Long-term debt (Note H)                                581,374        280,706
  Minority interest (Notes A and J)                          669            669
                                                    ------------   ------------
                                                       2,851,254      1,200,825
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note O)

STOCKHOLDERS' EQUITY
  Common stock, no par value; authorized-
    100,000,000 shares; issued and outstanding;
    19,905,438 shares at April 30, 1998 and
    23,618,261 shares at April 30, 1999               20,306,098     20,041,562
  Common stock subscribed                                 58,100         58,100
  Contributed capital                                    420,982        220,872
  Treasury stock                                         (45,920)       (45,920)
  Accumulated deficit                                (10,667,609)   (10,598,719)
  Unrealized loss on available-for-sale
    securities (Note C)                                        0       (180,500)
  Less - Notes receivable for common
    stock:
      Issued (Notes K and L)                            (875,650)
      Subscribed (Notes K and L)                         (45,713)       (54,034)
                                                    ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                      10,025,938      8,565,711
                                                    ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 12,877,192   $  9,766,536
                                                    ============   ============

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS  ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

                                                  Year Ended April 30
                                        ---------------------------------------
                                           1999          1998          1997
                                        -----------   -----------   -----------
REVENUE:
  Sales                                 $ 8,954,544   $ 8,138,756   $ 7,453,817
                                        -----------   -----------   -----------
        TOTAL REVENUE                     8,954,544     8,138,756     7,453,817
                                        -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales                           4,817,252     3,704,857     3,475,905
  General and administrative expenses     2,468,199     2,079,207     1,834,606
  Sales expense                           1,388,232     1,223,991     1,052,164
  Depreciation and amortization             117,569        35,250        40,923
                                        -----------   -----------   -----------
        TOTAL EXPENSES                    8,791,252     7,043,305     6,403,598
                                        -----------   -----------   -----------
        INCOME FROM OPERATIONS              163,292     1,095,451     1,050,219
                                        -----------   -----------   -----------
OTHER INCOME (EXPENSE):
    Other income (expense) (Note E)         248,353     2,093,805        19,214

    Interest expense                       (153,130)      (72,188)      (65,100)
                                        -----------   -----------   -----------
        TOTAL OTHER INCOME (EXPENSE)         95,223     2,021,617       (45,886)
                                        -----------   -----------   -----------
Earnings before income taxes                258,515     3,117,068     1,004,333

Provisions for income taxes (Note F)         61,610        50,500       133,692
                                        -----------   -----------   -----------
NET EARNINGS                            $   196,905   $ 3,066,568   $   870,641
                                        ===========   ===========   ===========
EARNINGS PER SHARE (Note A):
  Net Income                            $       .01   $       .15   $       .04
                                        ===========   ===========   ===========

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS  ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

                                                           Year Ended April 30
                                               --------------------------------------------
                                                   1999            1998           1997
                                               ------------    ------------    ------------
ACCUMULATED DEFICIT, beginning of year         $(10,598,719)   $(13,665,287)   $(14,535,928)
  as previously reported
  prior period adjustment (Note N)                  265,795
                                               ------------
  Accumulated deficit beginning
    of year, as restated                       $(10,964,514)

NET EARNINGS                                        196,905       3,066,568         870,641
                                               ------------    ------------    ------------

ACCUMULATED DEFICIT, end of year               $(10,667,609)   $(10,598,719)   $(13,665,287)
                                               ============    ============    ============

                                                               Common Stock
                                               --------------------------------------------
                                                Number of                      Contributed
                                                  Shares          Amount          Capital
                                               ------------    ------------    ------------
BALANCES:
  April 30, 1996                                 19,555,188    $ 20,006,562    $    220,872
  Shares issued:
    Acquisition of subsidiary                       350,000          35,000
                                               ------------    ------------    ------------
BALANCES:
  April 30, 1997                                 19,905,188      20,041,562         220,872
  Shares issued                                         250
                                               ------------    ------------    ------------
BALANCES:
  April 30, 1998                                 19,905,438      20,041,562         220,872
  Shares issued:
    Acquisition of Subsidiary                     3,375,734         843,933
    Reimbursement of Former Officer (Note N)        525,483          65,685         200,110
  Shares reacquired                                (188,394)       (311,047)
  Share value reduced                                              (334,035)
                                               ------------    ------------    ------------
BALANCES:
  April 30, 1999                                 23,618,261    $ 20,306,098    $    420,982
                                               ============    ============    ============

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

                                                                     Year Ended April 30
                                                           -----------------------------------------
                                                              1999           1998           1997
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                             $   196,905    $ 3,066,568    $   870,641
  Adjustments to reconcile net earnings
    to net cash used by operating activities:
      Depreciation and depletion                                50,873         31,273         36,946
      Minority interest                                              0         (2,005)         2,674
      Allowance for doubtful accounts                             (863)          (473)         5,000
      Amortization of goodwill                                  36,696          3,977          3,977
      Deferred taxes                                            30,000        (30,000)       167,411
      (Acquisition) disposition of Goodwill                   (875,000)        26,231        (26,979)
      Revaluation of shares                                   (334,035)
      Prior period adjustment                                 (265,795)

CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect from purchase of Twin-Chart, Inc.: for the year ended April 30, 1997

  (Increase) decrease in current assets:
     Accounts receivable                                       139,481       (494,728)      (240,192)
     Inventory                                                (499,132)      (286,039)       (12,768)
     Prepaid expenses                                          286,283       (341,635)        (1,697)

  (Increase) decrease in non-current assets:
     Deposits                                                  (18,402)        (1,400)             0

  Increase (decrease) in current liabilities:
     Accounts payable and accrued expenses                     225,731       (132,929)      (206,545)
     Income taxes payable                                      (17,550)        51,870              0
                                                           -----------    -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (1,044,808)     1,890,710        598,468
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of treasury stock                                         0        (45,920)             0
  Issuance of securities                                     1,109,728                        35,000
  Investment in securities                                     (11,711)      (300,000)
  Purchase of property and equipment                        (3,456,392)       (37,090)       (56,816)
  Disposition of equipment                                           0         50,382
  Loss realized on disposition of securities                   180,500         50,000
  Common stock subscribed                                            0         58,100
                                                           -----------    -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                     (2,177,875)      (224,528)       (21,816)
                                                           -----------    -----------    -----------

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS  ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 Year Ended April 30
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts loaned on notes receivable                      (12,772)        (9,006)
  Amounts repaid on note receivable                         5,771          8,254         25,595
  Amounts borrowed under notes payable                  2,275,869         78,069
  Amounts repaid on notes payable                        (756,350)      (231,539)       (98,584)
  Repayment (additions) to subscriptions receivable       696,077        (54,034)
  Reacquisition of common stock (net)                    (311,047)
                                                      -----------    -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        1,897,548       (208,256)       (72,989)
                                                      -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                        (1,325,135)     1,457,926        503,663

CASH AND CASH EQUIVALENTS, beginning of year            2,575,945      1,118,019        614,356
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                $ 1,250,810    $ 2,575,945    $ 1,118,019
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                       $   153,130    $    36,345    $    40,851
  Income taxes paid                                   $    19,039    $    26,326

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                     Year Ended April 30
                                              ----------------------------------
                                                1999         1998         1997
                                              --------     --------     --------
Payment of accounts payable and
  accrued expenses in exchange
  for common stock                            $      0     $      0     $      0

Write-down for unrealized loss on
  available for sale securities               $180,500     $      0     $205,500

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was organized in July 1968 for the purpose of acquiring oil and gas leases and for the exploration and development of oil and gas properties.

On October 30, 1994, the Company acquired Twin-Chart, Inc. a Nevada Corporation, and it's subsidiary (collectively Twin). Twin was privately owned and operated and is a producer and distributor of transit temperature recording instruments.

Twin was acquired by the issuance of 4,587,000 restricted shares of common stock and 5,000,000 warrants to purchase restricted common stock of the Company with an agreed aggregate value of approximately $1,050,000.

Twin conducts its operations primarily through a 100 percent owned subsidiary Transit Services, Inc., under the trade name and style of Cox Recorders.

Effective August 1, 1995, by agreement, the Company organization was restructured with Mr. James Cox becoming an officer and director of the Company. In 1997 Mr. Cox became President, Chief Executive Officer and Chief Operating Officer, Mr. Sprenger, formerly President of the Company and Chief Operating Officer became the Chairman of the Board of Directors and the Board was expanded to a total of five members. One of the new members is an officer and employee. In 1998 Mr.Sprenger resigned as Chairman of the Board of Directors and Mr. Cox was then elected Chairman of the Board. Mr. Sprenger remains a Board member.

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     a. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Energy Reserve Financial Corp., Energy Reserve Holdings, Inc., ERES Cogenics, Inc. and Twin-Chart, Inc., and VITSAB AB, a Swedish corporation. It also includes the 56% ownership of Digi-V, Inc., which is in the development stage. All significant intercompany accounts and transactions have been eliminated.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

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

          (ii) Costs to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and gas whether or not a specific well is successful.

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

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

     h. INVENTORY

     Inventory at April 30, 1999 and 1998 consists primarily of raw material, work-in-progress and finished goods related to transit temperature-recording instruments; manufactured by Transit Services. Inventories are stated at the lower of cost (first in, first-out method) or market.

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j. CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in two money market accounts (totaling $202,483 and $817,368 at April 30, 1999 and 1998 respectively) with a high quality financial institution. At April 30, 1999 and 1998, substantially all cash and cash equivalents were on deposit with one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Accounts receivable from ten customers amounted to approximately 37% of the total accounts receivable at April 30, 1998. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 1999 and 1998 the allowance for doubtful accounts was $28,664 and $29,529 respectively.

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     m. GOODWILL

     Goodwill created in the acquisition of the consolidated subsidiaries is being amortized over 15 TO 22 years. Accumulated amortization amounted to $50,696 and $11,931 at April 30, 1999 and 1998, respectively.

     n. BASIC EARNINGS PER SHARE

     Earnings per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "EARNINGS PER SHARE". The Company has a simple capital structure with no significant potential common shares. Basic earnings per common share is based on the weighted average number of common shares outstanding during each year (1999 - 21,368,188; 1998 - 19,905,313; 1997 - 19,584,355). Common stock equivalents were immaterial for earnings per share purposes.

     o. LONG-LIVED ASSETS

     The Company has implemented the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived assets and for Long-Lived asset for the Disposal of". In evaluating the recoverability of the Company's Long-lived assets, management evaluated the current fair market value and expected future cash flows of its assets and concluded that no impairment of value has occurred as of April 30, 1999.

NOTE B - INVENTORY

Inventory at April 30, 1999 and 1998 consists of the following:

                                                1999                1998
                                             ----------          ----------
     Raw Materials                           $  367,752          $  364,540
     Work-in-process                            315,690             352,096
     Finished goods                             859,221             326,895
                                             ----------          ----------
                                             $1,542,663          $1,043,531
                                             ==========          ==========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

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

INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

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

Because of certain litigation in 1998, the shares were written down.

A valuation allowance was established reducing the carrying amount to $.05 per share, because the core business of the company was still considered sound. However in 1999 discussions with market makers indicated that the value of the company had further declined and accordingly, the unrealized loss was written off.

     PERFECTION FOODS INTERNATIONAL

In December 1992, the Company agreed in principal to use 50,000 shares of its common stock to acquire 1,500,000 common stock shares and 5,000,000 warrants of Perfection Foods, International (PFI) a company formed in 1992 to engage in the fish processing business. In March 1993, subsequent to the fiscal year ended December 31, 1992, the transaction was completed and the Company issued the agreed shares and received the PFI shares. Mr. Sprenger, a Director and former chairman of the Board of Directors of the Company, is an officer and director of PFI. At the date of the transaction, March 1993, the Company's holding represented 33% of the outstanding shares of PFI, and the Company recorded the transaction of $1.00 per share issued on 50,000 shares. Because the short-term growth of PFI has been slower than anticipated, the Company reduced the carrying amount of PFI's shares by 50% in 1997. The loss on these available for sale securities was realized in 1998.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE C - INVESTMENT IN SECURITIES (Continued)

Shares held at April 30, 1999 and 1998 were comprised as follows:

                                                           1999
                                              ----------------------------------
                                                           Current    Unrealized
                                                Cost        Value        Loss
                                              --------     -------    ----------
Pan American Energy Corporation Warrants      $ 30,000     $30,000
O.T.S. Holdings, Inc. Stock                    190,000       9,500
Other                                           11,711      11,711
                                              --------     -------
                                              $231,711     $51,211        $0
                                              ========     =======        ==

                                                           1998
                                              ----------------------------------
                                                           Current    Unrealized
                                                Cost        Value        Loss
                                              --------     -------    ----------
Pan American Energy Corporation Warrants       $30,000     $30,000     $
O.T.S. Holdings, Inc. Stock                    190,000       9,500      180,500
                                              --------     -------     --------
                                              $220,000     $39,500     $180,500
                                              ========     =======     ========

NOTE D - NOTES RECEIVABLE

Notes receivable at April 30, 1999 and 1998 consists of:

                                                              1999        1998
                                                             -------     -------
     Unsecured note receivable, due October 6,
       1999 plus accrued interest at 13%                     $16,989     $14,929
     Other                                                    30,343      25,402
                                                             -------     -------
                                                              47,332      40,331
     Less: current portion                                    30,477      33,503
                                                             -------     -------
                                                             $16,855     $ 6,828
                                                             =======     =======

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT

At April 30, 1999 and 1998, property and equipment are summarized by major classification as follows:

     OIL AND GAS PROPERTIES AND EQUIPMENT               1999          1998
                                                     ----------    ----------
     Intangible drilling costs                       $  883,023    $  883,023
     Lease and well equipment                         1,828,881     1,828,881
     Leasehold improvements                             715,891       715,891
     Undeveloped leases                                  72,167        72,167
     Repurchased participating interests              2,608,640     2,608,640
     Other                                              170,696        71,036
                                                     ----------    ----------
                                                      6,279,298     6,179,638
     Less: accumulated depreciation and depletion     2,767,860     2,767,860
                                                     ----------    ----------
                                                      3,511,438     3,411,778
                                                     ----------    ----------
     MANUFACTURING PROPERTY AND EQUIPMENT

     Tooling                                            230,665       146,225
     Machinery and equipment                          3,306,132        34,640
     Office furniture and equipment                       8,106         8,106
     Leasehold improvements                             235,333       234,533
                                                     ----------    ----------
                                                      3,780,236       423,504
     Less: accumulated depreciation and depletion       181,912       131,039
                                                     ----------    ----------
                                                      3,598,324       292,465
                                                     ----------    ----------
                                                     $7,109,762    $3,704,243
                                                     ==========    ==========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (Continued)

OIL AND GAS PROPERTIES

     MITCHEL LEASES

The Mitchel leases located in Kern County, California consist of 380 acres, on which 52 oil wells have been drilled and completed.

During 1999, 1998 and 1997 the Company did not drill any wells on this lease as to which all drilling requirements have been satisfied.

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

During 1999 and 1998, the Company produced approximately 1,100 gross barrels of oil, on the combined Mitchel and Bacon Hills leases. No oil was produced on these leases in 1997. During 1999, 1998 and 1997, the Company had no steaming operations.

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (Continued)

OIL AND GAS PROPERTIES (Continued)

    BACON HILLS LEASE (Continued)

sublessor's request. To date, no litigation, action or further request has been undertaken by the sublessor in connection with this matter. The Company believes that this breach can be cured, but irrespective of the breach, the Company holds a five-acre well tract and the oil and gas rights to each of the aforementioned fourteen wells on this sublease.

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

The power purchase agreement with PG&E terminated on December 24, 1991 after a decision by the utility not to defer the deadline date. In 1992, the Company filed a complaint with the California Public Utility Commission (CPUC) alleging bad faith conduct by PG&E and requesting a reinstatement of a new power purchase contract. In October 1993, the CPUC hearing on the complaint was concluded. In June 1997, the Company and PG&E reached a settlement agreement of the complaint, which was approved by the CPUC in the amount of $3,500,000 which was received by the Company in February 1998.

In November 1998, the Company entered into a temporary agreement with an experienced Bakersfield California oil operator (Operator) to restore and operate at his expense, two (2) selected wells on the Company's Kern County, California oil leases (Leases) located on the Chico-Martinez oil field. The

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (Continued)

COGENERATION SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION (Continued)

purpose of the arrangement was to permit the Operator to evaluate the Leases during an initial operating period ending February 1999, with the expectation and intent of the Company and the Operator entering into a definitive agreement for operation of the Leases.

In April 1999, the Company and the Operator entered into a definitive oil field operating agreement (the Agreement) which provides, among other things, for revenue sharing by the parties and, at the sole funding and cost to the Operator, for the rehabilitation of the Leases and the restoration of crude oil production.

Two (2) separate periods, the Recovery Period and the Option Period govern the term of the Agreement. The term of the Recovery Period will be determined by the operating results, in that the Operator is entitled to recover, by way of operations, his rehabilitation costs (Capital Costs) invested on the Leases (the Recovery Amount). Upon receipt of the Recovery Amount by the Operator, the Operator has the option to operate the Lease for three (3) additional years under a new revenue sharing agreement (the Option Period).

During the Recovery Period, the company is to receive ten percent (10%) of the gross revenues from crude oil production and the Operator is to receive the balance of gross revenues net of payment to the royalty interest holders by the oil refinery/purchaser. For the Option Period, the Company and the Operator, respectively, will have seventy-five percent (75%) and twenty-five percent (25%) of the working interest in the oil production.

Under the Agreement, the Company retains supervision over the Operator including control and approval of all Capital Costs expenditures.

As of April 30, 1999, the Operator had produced 1,100 barrels of oil and had invested approximately $17,218 in Capital Costs. No oil sales had been made as of the April 30th date by the Operator.

Under this Agreement, the Company will not require any significant amount of additional capital to continue operations of it's oil properties in 1999 and the next few years.

    OTHER MATTERS

Geological and geophysical costs for the years ended April 30, 1999 and 1998 were not significant.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES

The provisions for income taxes consists of:

                                                    April 30
                                      -------------------------------------
                                       1999           1998           1997
                                      -------       --------       --------
     Current payable:
       Federal                        $46,500       $ 10,500
       State                           25,000         70,000       $    800
                                      -------       --------       --------
                                       71,500         80,500            800
                                      -------       --------       --------
     Deferred:
       Federal                          9,890         30,000         98,933
       State                                                         33,959
                                      -------       --------       --------
                                        9,890         30,000        132,892
                                      -------       --------       --------
                                      $61,610       $ 50,500       $133,692
                                      =======       ========       ========

The Company and its subsidiaries file consolidated Federal income tax returns. There is an aggregate Federal net operating loss carryover of approximately $6,900,000 available to reduce future federal taxable income of the parent company. These net operating loss carryovers will expire in various amounts between 2001 and 2010.

The Company also has available unused investment tax credits of $154,000 which will expire in various amounts until 2001.

The reconciliation of income tax computed at U.S. Federal and State statutory rates to the income tax provision for the years ended April 30, 1999 and 1998 are as follows:

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES (Continued)
                                                             1999
                                                  --------------------------
                                                       Currently Payable
                                                  --------------------------
                                                  Consolidated      Deferred
                                                  ------------      --------
     Pre-tax accounting income                      $258,515
                                                    ========
     Tax at statutory rates:
        Federal                                      105,500         $(9,890)
        State                                         25,000
        Utilization of net operating
          loss carryforward                          (59,000)
                                                    --------         -------
                                                    $ 71,500         ($9,890)
                                                    ========         =======

                                                             1998
                                                  --------------------------
                                                       Currently Payable
                                                  --------------------------
                                                  Consolidated      Deferred
                                                  ------------      --------

     Pre-tax accounting income                    $ 3,117,068
                                                  ===========
     Tax at statutory rates:
       Federal                                        968,100        (30,000)
       State                                          185,000
       Utilization of net operating
         loss carryforward                         (1,072,600)
                                                  -----------       --------
                                                  $    80,500       $(30,000)
                                                  ===========       ========

The deferred tax asset at April 30, 1999 and 1998 is attributable to accrued State income taxes.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 1999 and 1998 consist of the following:

                                                            1999        1998
                                                          --------    --------
     Trade accounts payable                               $508,097    $103,356
     Accrued vacation payable                               68,179      73,121
     Accrued salaries and wages payable                                170,398
     Other accounts payable and accrued liabilities          6,266       9,936
                                                          --------    --------
                                                          $582,542    $356,811
                                                          ========    ========

NOTE H - NOTES AND CONTRACTS PAYABLE

The following is a summary of notes and contracts payable at April 30, 1999 and 1998:

                                                            1999        1998
                                                         ----------   ---------
Unsecured notes payable to individuals due in monthly
installments of $2,955, including interest at 8%,
through December 2001 (see Note I).                       $  46,837   $  72,091

Note payable secured by treasury stock, due in monthly
installments of $2,000 plus accrued interest at 6.67%
through March, 2000.                                          8,591      42,422

Stipulated judgment for $201,875 for settlement of
litigation involving a well drilling contractor at the
Company's Mitchell and Bacon Hills lease. Interest at
accruing 10% per annum. The Note was settled
For approximately $100,000 in 1999.                               0     394,271

Advance against full lease/purchase finance which
was not completed at April 30, 1999                         217,731           0
Other unsecured notes payable                                31,376           0

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE H - NOTES AND CONTRACTS PAYABLE (Continued)

Note payable to bank, secured under general security
agreement, due in monthly installments of interest
only at prime plus 1% until June 1999.                       99,270           0

Note payable to bank, secured under general security
agreement, due in monthly installments of $19,258,
including interest at 9.75%, through March 2002.            616,301           0

Note payable to bank, secured by Certificate of
Deposit in the amount of $1,000.000. Interest only
due in monthly installments at 7.6% until demand is
made for principle.                                       1,000,000           0

Note payable to bank, secured under general security
agreement, due in monthly installments of $7,560,
including interest at 8.5%, through January 2002.           213,217     282,291
                                                         ----------   ---------
    TOTAL                                                 2,233,323     791,075
                                                          1,651,949     510,369
                                                         ----------   ---------
    Less: current portion                                $  581,374   $ 280,706
                                                         ==========   =========

Aggregate maturities of long-term borrowings over the next five fiscal years are as follows:

     Year ended April 30                                   Amount
     -------------------                                 ---------
           2000                                          $1,729,220
           2001                                          $  315,352
           2002                                          $  266,022
                                                         ----------
                                                         $2,310,594
                                                         ==========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE I - ACQUISITION OF VITSAB AB

In November 1997, the Company acquired a nominal interest in VITSAB, AG, (VITSAG) a corporation formed under the laws of the Country of Switzerland for $300,000. In June 1998 the Company acquired all of the outstanding shares of Visual Indicators Tag Systems, AB, (VITSAB) a corporation formed under the laws of the Country of Sweden and a wholly owned subsidiary of VITSAG. The acquisition was accomplished by the issuance of 3,375,734 shares of the Company's unregistered common stock, 950,000 shares of the common stock of VITSAB, USA, Inc., a wholly owned subsidiary of the Company, in the formation stage, with 4,750,000 issued shares of common stock outstanding, and the assumption of certain debt owed by VITSAB to an unrelated company. The shares issued by the Company represented approximately 14% of the outstanding shares after the shares had been issued. The transaction has been accounted for as a purchase and the results of VITSAB'S operations have been included in the accompanying consolidated financial statements since the date of acquisition, which was June 30, 1998. The total cost of the acquisition was approximately $2,594,000 including debt assumed of approximately $1,750,000, which exceeded the fair value of the net assets of VITSAB at that date by approximately $864,000. The excess of purchase price over net assets acquired, or goodwill is being amortized on a straight-line basis over 20 years.

The summarized assets and liabilities of the purchased company at June 30, 1998 in U. S. dollars are as follows:

     Cash                                      $  198,000
     Other current assets                         242,000
     Property & equipment (Net)                 2,242,000
                                               ----------
                                               $2,682,000
                                               ==========

     Current liabilities                       $  752,000
     Net worth                                  1,730,000
                                               ----------
                                               $2,682,000
                                               ==========

The  following   summarized  proforma   (unauditied)   information  assumes  the
acquisition had occurred on April 1, 1998 and 1997:

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE I - ACQUISITION OF VITSAB AB (Continued)

                                        1998             1997
                                     ----------      -----------
     Net assets                      $7,934,711      $ 4,435,997
                                     ==========      ===========

     Income (loss) before taxes      $   76,515      $   (75,667)
                                     ==========      ===========

     Net income (loss)               $   14,572      $  (209,359)
                                     ==========      ===========

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

OWNERSHIP INTERESTS

The ownership of the Company's common stock by Mr. Cox, Vitsab, AG (Vitsag), Company directors, employees and other related parties (relatives, friends and business associates of Mr. Sprenger) is summarized as of April 30, 1999 as follows:

                                                        Percentage
                                                        ----------
         Mr. Cox                                           20.1
         Vitsab, AG                                        14.8
         Other directors and employees                      3.8
         Others                                             9.2

As fully disclosed in previous Financial Statements, the Company entered into common stock issuance agreements with the then President, Alfred P. Sprenger, and his wife Dorothy V. Sprenger (Sprenger), and with other related parties in 1984 and 1985, which amounted in the aggregate to 3,300,000 restricted shares.

In October 1984, the Company issued 2,000,000 restricted shares to Sprenger at a price of $1.00 per share. The trading price at the date of the agreement was $1.00 per share. Subsequently, the price per share was adjusted to $0.65 to conform with the per share price of the 1985 common stock purchase agreements entered into with the other related parties. This action resulted in an adjusted sale price of $1,250,000. In December 1992, Sprenger assigned 1,950,000 of the shares to a non-profit organization. As of April 30, 1998, a total of $728,321 had been credited to the Sprenger promissory note by application of $598,000 in accrued salary compensation and $130,321 in debt due Sprenger.

In December 1985, the Company issued 1,300,000 restricted shares of common stock to certain related parties in exchange for promissory notes secured by the issued shares at price of $0.625 per share. The market price at the date of the transaction was $0.62 to $0.875 per share. The aggregate dollar amount of the promissory notes was $812,500. As of April 30, 1998, a total of $458,779 had been paid on those promissory notes.

The amount due on the Sprenger and other  related  party  promissory  notes have
been  reflected  in  the  consolidated   Balance  Sheets  as  a  deduction  from
shareholders' equity.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

NOTE L - RELATED-PARTY MATTERS (Continued)

In October 1998, the Board of Directors (Board) reviewed the status and longevity of these agreements. As of the Board's review date, there was an aggregate of $875,650 due on all of the promissory notes secured by 1,325,800 of the issued shares. The ten (10) day running average market price of the company's common stock was $0.30 per share on the review date. Sprenger and the certain related parties were each offered the following options regarding their stock purchases:

1. Based upon $0.0625 per share price, the release of the shares or refund of the monies paid therefore under the stock purchase agreement. Further, if refund of the monies is requested, then Option number two (2) is unavailable and the agreement is terminated and all shares under the agreement are cancelled;

2. Provided the Option number one (1) relating to the release of shares is accepted, the purchaser(s) are granted the right to purchase the remaining unreleased restricted shares at seventy-five percent (75%) of the ten (10) day running average market share price of $0.30, or $0.225 per share.

Final disposition of the share purchase agreements was the cancellation of 188,394 common stock shares and the refund of $25,300 to certain other parties and the realization of money or debt reduction for the balance of the 1,137,406 common stock shares aggregating $255, 916. By resolution of the common stock purchase agreement the company reduced it's Common Stock Capital amount by $645,035.

NOTE M - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosure about Segments of a Business Enterprise and Related Information."

The Company operates in three principal business segments: Temperature Record operations, Visual Indicator Tag operations and Oil Production operations.

Temperature Recorder Segment manufactures and distributes transit temperature recording instruments both in the United States and Internationally. These products provide a permanent record of the temperature of perishable products in a container during transit from loading until they reach their destination.

The Visual Indicator Tag segment is in the process of beginning to manufacture a three layer three-dot tag in which will indicate deterioration in the consumability of perishable food products. The Company owns the worldwide distribution rights to this product.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998 AND 1997
--------------------------------------------------------------------------------

The Oil Production segment is located in Kern County, California. The company produced a minimal amount of oil on this property in 1999 and 1998 and none in 1997. More information on the property can be found in Note E.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

NOTE N - PRIOR PERIOD ADJUSTMENT

During the period from 1993 through 1995, the former President of the Company issued his own shares, from time to time, to help meet the obligations of the Company. Most of these transactions occurred when the Company's stock was trading around $.125 per share. In 1998, upon his resignation as Chairman of the Board, Mr. Sprenger requested that he be reimbursed for the shares that he had issued. Accordingly, 525,483 shares were issued to Mr. Sprenger for obligations he had met totaling $265,795. This transaction has been treated as the correction of an error and recorded prospectively.

NOTE O - COMMITMENTS AND CONTINGENCIES

GENERAL

The Company's operations are subject to various governmental and regulatory controls (particularly those of the Department of Energy and the Environmental Protection Agency), the effect of which on the nature of the Company's future operations, if any, is not known.

COMMITMENTS

The Company leases its offices and manufacturing plant facilities under noncancellable operating leases, which expire in 2005. The total minimum commitments under these leases are as follows:

              Year ending April 30
              --------------------
                          1999                             $67,642
                          2000                             $67,642
                          2001                             $67,642
                  Through 2005                            $248,043

Rent expense for the years ended April 30, 1999, 1998 and 1997 is $137,136, $134,852, and $125,380, respectively.