Form 10-Q
period 1999-07-31
COX TECHNOLOGIES INC
filed 1999-09-27
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended July 31, 1999
Commission file number 0-8006


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

Indicated by check mark whether the registrant has filed all documents and reports required to by filled by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           Yes [X]   No [ ]

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - Common Stock, without Par Value
23,618,261 Shares Outstanding at August 31, 1999

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX



FACE SHEET                                                                     1

INDEX                                                                          2

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                  3
      Consolidated Balance Sheets
           July 31, 1999 and April 30, 1999                                    4

       Consolidated Statements of
           Operations and Accumulated Deficit
           Three Months Ended July 31, 1999 and 1998                           5

        Statement of Cash Flows
            Three Months Ended July 31, 1999 and 1998                      6 - 7

        Notes to Consolidated Financial Statements                             8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                  9-11

PART II.   OTHER INFORMATION AND SIGNATURE                                    12

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

The Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and data notes thereto included in the Company's annual report on Form 10-K, for the year ended April 30, 1999.

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Cox Technologies, Inc. and consolidated subsidiaries at July 31, 1999 and April 30, 1999 and to a fair statement of the results of operations for the three months ended July 31, 1999 and 1998.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1999 AND APRIL 30, 1999
--------------------------------------------------------------------------------

                                                   July 31, 1999  April 30, 1999
                                                   -------------  --------------
ASSETS
CURRENTS ASSETS:
  Cash and cash equivalents (Note A)               $  1,327,064    $  1,250,810
   Accounts receivable, less allowance for
     doubtful accounts of $28,664 at
     July 31,1999 and April 30, 1999                  1,514,112       1,599,079
   Inventory (Note B)                                 1,377,454       1,542,663
   Investment in securities                              25,997          51,211
   Notes receivable-current portion                      17,862          30,477

   Prepaid expenses                                      70,531          65,860
                                                   ------------    ------------
                                                      4,333,020       4,540,100

   Property and equipment (Net)                       7,094,350       7,109,762
   Investment in securities                             300,000         300,000
   Deposits                                              30,677          23,692
   Goodwill (Note A)                                    842,087         886,783

   Notes receivable - non-current portion                34,074          16,855
                                                   ------------    ------------

       TOTAL ASSETS                                $ 12,634,208    $ 12,877,192
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $    557,798    $    582,542
  Income taxes payable (Note C)                           2,932          34,720
  Current portion of long-term debt (Note A)          1,295,034       1,651,949
                                                   ------------    ------------
      TOTAL CURRENT LIABILITIES                       1,855,764       2,269,211

  Long-term debt                                        722,710         581,374

  Minority interest payable                                 669             669
                                                   ------------    ------------

                                                      2,579,143       2,851,254
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
  Common stock, no par value: authorized
    100,000,000 shares; issued and outstanding
    23,618,261 shares at July 31, 1999
    and at April 30, 1999 (Note A)                   20,306,098      20,306,098
  Common stock subscribed                                58,100          58,100
  Contributed Capital                                   420,982         420,982
  Treasury stock                                        (45,920)        (45,920)
  Accumulated deficit                               (10,630,161)    (10,667,609)
  Notes receivable - common stock subscribed            (54,034)        (45,713)
                                                   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                           10,055,065      10,025,938
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 12,634,208    $ 12,877,192
                                                   ============    ============

                        See Notes to Financial Statement

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
JULY 31, 1999 AND APRIL 30, 1999
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended July 31
                                                  ------------------------------
                                                      1999             1998
                                                      ----             ----
REVENUE
   Sales                                          $  2,329,767     $  2,372,863
                                                  ------------     ------------
COSTS AND EXPENSES
   Cost of sales                                     1,267,561        1,178,226
  General and administrative expenses                  633,838          611,083
   Sales expense                                       335,020          372,747
   Interest expense                                     43,695           31,867
   Depreciation and depletion                           27,438           25,092
                                                  ------------     ------------
   TOTAL EXPENSE                                     2,307,552        2,219,015
                                                  ------------     ------------

          INCOME FROM OPERATIONS                        22,215          153,848
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
   Other income (expense)                               15,233           19,421
                                                  ------------     ------------

Earnings income taxes                                   37,448          173,269

Provisions for income taxes (Note C)                        --               --

NET EARNINGS                                            37,448          173,269

ACCUMULATED DEFICIT, beginning of period           (10,667,609)     (10,598,719)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                ($10,630,161)    ($10,425,450)
                                                  ============     ============

EARNINGS PER SHARE:
   Net earnings                                   $       0.00     $       0.01
                                                  ------------     ------------

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
JULY 31, 1999 AND APRIL 30, 1999
--------------------------------------------------------------------------------

                                                      Three Months Ended July 31
                                                      --------------------------
                                                          1999          1998
                                                       ---------    -----------

CASH FLOW FROM OPERATING ACTIVITIES
      Net earnings
      Adjustments to reconcile net earnings            $ 137,448    $   173.269
          to net cash used by operating activities:
      Depreciation, depletion and amortization            27,438         25,092

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
  (Increase) decrease in current assets:
      Accounts receivable                                 84,967       (161,850)
      Inventory                                          165,209        (52,269)
      Prepaid expenses                                    (4,671)       288,570
      Notes receivable and investments                    37,829         12,713

  (Increase) decrease in non-current assets
      Deposits                                            (6,985)         1,400
      Deferred taxes                                      30,000
      Notes receivable - long term                       (17,219)       (15,407)
      Goodwill                                            44,696             --

   Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses              (24,744)       (89,513)
      Income Taxes payable                               (31,788)        (9,770)
                                                       ---------    -----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES             312,180        198,235
                                                       ---------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
       Investment in securities                               --        300,000
       Issuance of common stock                               --        843,933
       Property                                          (12,026)    (2,562,898)
       Acquisition of goodwill                                --       (814,757)
                                                       ---------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         (12,026)    (2,233,722)
                                                       ---------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
       Repayment on notes payable - Long term debt      (215,579)       (30,961)
       Subscriptions receivable                           (8,321)         1,428
       Minority interest                                      --           (669)
       Amounts borrowed under notes payable                   --      1,750,000


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       $(223,900)   $ 1,719,798
                                                       ---------    -----------

                        See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
JULY 31, 1999 AND APRIL 30, 1999
--------------------------------------------------------------------------------

                                                      Three Months Ended July 31
                                                      --------------------------
                                                          1999          1998
                                                       ---------    -----------

NET INCREASE (DECREASE) IN CASH                           76,254       (315,689)
CASH, beginning of period                              1,250,810      2,575,945
                                                      ----------    -----------
CASH, end of period                                   $1,327,064    $ 2,260,256
                                                      ==========    ===========

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

The Company has pledged a $1,000,000 certificate of deposit with the lending bank as collateral for the $1,750,000 borrowed funds. The loans were due and payable within one year from June 1998. Under the terms of the notes and security agreements the Company was obligated to make eleven (11) monthly payments of $19,258.01 and one (1) final payment of all outstanding principal and accrued interest due June17, 1999. The bank extended the monthly payments through September 1999 and in September 1999 subsequent to the date of this July 31, 1999 Report the Company refinanced its' bank indebtedness as follows:

a)   consolidated the unpaid balance on the $1,750,000 loan with,

b)   an additional loan of $500,000 and,

c) arranged for monthly interest only payments of $4,479 to the bank with a maturity date of February 10, 2000 for the consolidated indebtedness with

d) the understanding that the consolidated loan would be reviewed at the maturity date for conversion to a long-term indebtedness if not paid or assumed through a pending equity financing of the Vitsab corporate structure independent of Cox Technologies, Inc.

                        See Notes to Financial Statement

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 31, 1999
--------------------------------------------------------------------------------

NOTE B - INVENTORY

Inventory at July 31, 1999 and April 30, 1999 consists of the following:

                                                                  1999
                                                        ------------------------
                                                          July 31      April 30
                                                        ----------    ----------
Raw materials                                           $  362,749    $  367,752
Work-in-progress                                           285,680       315,690
Finished goods                                             726,569       859,221
Crude oil                                                    2,456            --
                                                        ----------    ----------
                                                        $1,377,454    $1,542,663
                                                        ==========    ==========

NOTE C - INCOME TAXES

The Company and its subsidiaries file consolidated Federal income tax returns and separate State income tax returns.

NOTE D - COMMITMENTS AND CONTINGENCIES

There have been no changes in the disclosures of commitments, contingencies and litigation as contained in the Company's annual report Form 10-K for the year ended April 30, 1999.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 31, 1999
--------------------------------------------------------------------------------

                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999 the Company had a working capital of $2,477,256. This is a increase of $206,367 for the first quarter period May 1, 1999 to July 31, 1999. At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, the Company plans to enter into equity, debt or other financing arrangements to meet its future financial needs for expansion and:

     (a) To provide for general working capital needs including the servicing of the debt incurred for the Vitsab, AB acquisition and its continued operations.

     (b)  To repay outstanding liabilities.

Vitsab, Inc., presently a: wholly owned subsidiary of the Company, has entered into a letter of intent with an investment banker to structure and negotiate a private placement financing of up to $7,500,000 of Vitsab, Inc. securities. The Company anticipates a successful conclusion of this financing by December 1999 or January 2000.

COMPARISON OF OPERATIONS FOR QUARTER ENDED JULY 31, 1999 AND 1998

As more fully described in its annual report, Form 10K for the year ended April 30, 1999, the Company has three (3) industry operating segments; a) time temperature recorders (Recorders), b) visual tag indicators (Vitsab) and 3) crude oil production (Oil).

The consolidated earnings for the first fiscal quarter ended July 31, 1999 were $32,448 which is a decrease of $135,821 from the $173,269 net earnings for the same period last year. Earnings from operations for 1999 were $22,215, a decrease of $131,633 from the 1998 first fiscal quarter earnings from operations.

The following schedule reflects the operations of the two industry segments of the Company for the three months ended July 31, 1999 and 1998. As the Vitsab subsidiary was acquired on June 30, 1998, the Vitsab operations for 1998 cover only the month of July 1998.

                                                    THREE MONTHS ENDED JULY 31
                                  --------------------------------------------------------------
                                    1999        1998        1999      1998      1999      1998
                                  Recorders   Recorders      Oil       Oil     Vitsab    Vitsab
                                  ---------   ---------   -------   -------   --------   -------
Revenue:
   Sales                          2,327,767   2,372,863         0         0      2,000         0

Costs and Expenses
   Cost of sales                  1,164,593   1,165,387     2,250       839    100,718    12,000
   General and administrative       581,743     580,020    52,095    31,063          0         0
   Sales expense                    335,020     372,747         0         0          0         0
   Interest                           7,755       9,030         0     9,857     35,940    12,980
   Depreciation and amortization     15,438      21,092         0         0     12,000     4,000
                                    -------     -------   -------   -------   --------   -------

Income (loss) operations            223,218     225,587   (54,345)  (41,759)  (146,658)  (29,980)
Other income(expense)                14,914       3,678       319    15,743          0         0
                                    -------     -------   -------   -------   --------   -------
Earnings before income taxes        238,132     229,265   (54,026)  (26,016)  (323,740)  (29,980)
Income taxes                              0           0         0         0          0         0
                                    -------     -------   -------   -------   --------   -------

Net earnings (loss)                 238,132     229,265   (54,026)  (26,016)  (146,658)  (29,980)
                                    -------     -------   -------   -------   --------   -------

TEMPERATURE RECORDER OPERATIONS

Sales decreased slightly by $45,000 for the 1999 first quarter period as compared to the same 1998 period.

All categories of cost and expenses were virtually the same for 1999 as in 1998. Cost of sales was 50.0% of sales for 1999 as compared to 49.1% for 1998.

General and administrative expense increased $1,723 as compared to 1998. As a percent of sales, such expenses were 25% in 1999 as compared to 24.4% in 1998.

Sales expenses decreased $37,727 or 10.1% in 1999 as compared to 1998. As a percent of sales, such expenses were 14.4% for 1999 and 15.7% for 1998. This decrease was due primarily to fewer trade show and sales promotional expenses.+

Interest expense was $1,275 less for 1999 than 1998 due to repayment on the interest bearing indebtedness of the recorder operations. Other income increased by $11,236 due to interest earnings on investments.

OIL PRODUCTION OPERATIONS

In April 1999, as fully disclosed in Notes to Financial Statements, Note E of the Company's Annual Report, Form 10K for the fiscal year ended April 30, 1999, the Company entered into a definitive oil field operating agreement (the Agreement) which provides, among other things, for revenue sharing by the parties and, at the sole funding and cost to the Operator, for the rehabilitation of the Leases and the restoration of crude oil production.

The Company did not have any sales during 1999 or 1998 for the fiscal quarter ended July 31. The rehabilitation and operation of the wells is proceeding and in excess of 2,000 barrels have been produced at July 31, 1999. Capital costs by the Operator were approximately $35,000 at July 31, 1999.

The increase in cost of sales represents supervision expenses of the Company in oversight activities in connection with oil field operations.

The increase of $21,032 in general and administrative expenses is attributable to consulting, legal and executive expenses.

VITSAB OPERATIONS

The quarter ended July 31, 1999 cannot be meaningfully compared with operations ended July 31, 1998 because the 1998 operations covered only one month whereas the 1999 operations cover a full three-month period.

Cost of sales is comprised of all the costs and expenses associated with the Vitsab operations at the Malmo, Sweden plant. The plant is fully staffed and equipped for production of the visual tag indicators developed by Vitsab to provide visual proof of the progress of the biological deterioration process of a perishable food package.

As noted elsewhere in this Report, the Company is presently undertaking an equity financing of the Vitsab, Inc. subsidiary wherein funds for marketing, production and expansion activities of this product will be provided.

                               OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the annual report Form 10-K of the Company for the year ended April 30, 1999, relative to legal proceedings and litigation. No charges or determinations have occurred on such proceedings during the quarter covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  No exhibits are filed as a part of this report.

     (b) There were no Form 8-K's filed by the Company during the quarter ended July 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COX TECHNOLOGIES, INC.


Date: 09-24-99                /s/ James L Cox
                              --------------------------------------------------
                              James L Cox, President and Chief Executive Officer


Date: 09-24-99                /s/ Robert W. Dupree
                              --------------------------------------------------
                              Robert W. Dupree, Chief Financial Officer