Form 10-Q
period 1999-10-31
COX TECHNOLOGIES INC
filed 2000-01-06
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended October 31, 1999
Commission file number 0-8006


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

Class - Common Stock, without Par Value
23,280,922 Shares Outstanding at December 7, 1999

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                       Page
                                                                       ----

FACE SHEET                                                               1

INDEX                                                                    2

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                             3

     Consolidated Balance Sheets at
       October 31, 1999 and July 31, 1999                                4

     Consolidated Statements of
       Operations and Accumulated Deficit
       Three Months Ended October 31, 1999 & 1998                        5
       Six Months Ended October 31, 1999 & 1998                          6

     Statement of Cash Flows

     Six Months Ended October 31, 1999 and 1998                          7

     Notes to Consolidated Financial Statements                        8-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         10-14

PART II. OTHER INFORMATION AND SIGNATURES                            15-16

                                                                       FINANCIAL
                                                                     INFORMATION

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES


PART I  - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Cox Technologies, Inc. and its subsidiaries, Twin Chart, Inc., its subsidiary Transit Services, Inc., Vitsab, AB, Sweden, Vitsab, Inc., Energy Reserve Holdings, Inc., and Energy Reserve Financial Corporation (collectively the Company), engage in the business of producing and distributing transit temperature recording instruments, both domestically in United States and internationally. The Company also engages in the business of acquiring, developing and selling oil properties and of producing and selling crude oil for its own account in United States. As such the Company has not and does not engage in petroleum refining or retail marketing.

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

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Cox Technologies, Inc. and consolidated subsidiaries at October 31, 1999 and April 30, 1999 and to a fair statement of the results of operations for the three months ended October 31, 1999 and 1998 and for the six months ended October 31, 1999 and 1998.

COX TECHNOLOGIES, INC., AND SUBSIDIARIES
FORMERLY ENERGY RESERVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1999 AND APRIL 30, 1999

                                                  October 31,       April 30,
                                                     1999             1999
                                                 ------------     ------------
ASSETS
CURRENTS ASSETS:
  Cash and cash equivalents (Note A)             $  1,605,169     $  1,250,810
  Accounts receivable, less allowance for
   doubtful accounts of $29,527 at
   October 31, 1999 and April 30, 1999              1,749,890        1,599,079
  Inventory (Note B)                                1,348,053        1,542,663
  Investment in securities                             51,211
  Notes receivable-current portion                     17,882           30,477
  Prepaid expenses                                     62,703           65,860
                                                 ------------     ------------
        TOTAL CURRENT ASSETS                        4,783,677        4,540,100

  Property and equipment (net)                      7,428,783        7,109,762
  Investments in securities                           375,671          300,000
  Deposits                                             21,268           23,692
  Goodwill (Note A)                                   829,526          886,783
  Notes receivable - non-current portion               97.890           16,855
                                                 ------------     ------------

        TOTAL ASSESTS                            $ 13,536,815     $ 12,877,192
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $    465,833     $    582,542
  Income taxes payable (Note C)                         2,932           34,720
  Current portion of long-term debt (Note A)        1,809,234        1,651,949
                                                 ------------     ------------
        TOTAL CURRENT LIABILITIES                   2,277,999        2,269,211

  Long-term debt                                    1,150,977          581,374
  Minority Interest                                       -0-              669
                                                 ------------     ------------
                                                    3,428,976        2,851,254
                                                 ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
  Common stock, no par value: authorized
   100,000,000 shares; issued and outstanding
   23,618,261, shares at October 31, 1999
   and at April 30, 1999                           20,306,099       20,306,098
  Common stock subscribed                              58,100           58,100
  Contributed Capital                                 420,982          420,982
  Treasury stock                                      (45,920)         (45,920)
  Accumulated deficit                             (10,577,388)     (10,667,609)
  Less - notes receivable for common stock:
     Subscribed                                       (54,034)         (45,713)
                                                 ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                         10,107,839       10,025,938
                                                 ------------     ------------

TAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 13,536,815     $ 12,877,192
                                                 ============     ============

                        See notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                  Three Months Ended October 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
REVENUE
  Sales                                          $  2,342,379      $  2,248,525
                                                 ------------      ------------

COSTS AND EXPENSES
  Cost of sales                                     1,173,300         1,129,310
  General and administrative expenses                 686,247           585,226
  Sales expense                                       372,173           337,366
  Interest expense                                     44,855            35,796
  Depreciation and depletion                           28,487            50,230
                                                 ------------      ------------

  TOTAL EXPENSE                                     2,305,062         2,137,928
                                                 ------------      ------------

       INCOME FROM OPERATIONS                          37,317           110,597
                                                 ------------      ------------
OTHER INCOME (expense)
  Other income (expense)                               18,456           186,640
                                                 ------------      ------------
  Earnings before income taxes                         55,773           297,237

  Provisions for income taxes (note c)                  3,000            40,900
                                                 ------------      ------------

NET EARNINGS                                           52,773           256,337

ACCUMULATED DEFICIT, beginning of period          (10,630,161)      (10,425,450)
                                                 ------------      ------------
ACCUMULATED DEFICIT, end of period               ($10,577,388)     $(10,169,113)
                                                 ============      ============
EARNINGS PER SHARE:
  Net earnings (loss)                            $      0.002      $       0.01
                                                 ============      ============

                        See notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                   Six Months Ended October 31,
                                                 ------------------------------
                                                     1999             1998
                                                 ------------      ------------
REVENUE
  0Sales                                         $  4,672,146      $  4,621,388
                                                 ------------      ------------

COSTS AND EXPENSES
  Cost of sales                                     2,440,861         2,307,536
  General and administrative expenses               1,320,085         1,186,452
  Sales expense                                       707,193           710,113
  Interest expense                                     88,550            77,520
  Depreciation and depletion                           55,925            75,322
                                                 ------------      ------------
  TOTAL EXPENSES                                    4,612,614         4,356,943
                                                 ------------      ------------

       INCOME FROM OPERATIONS                          59,532           264,445
                                                 ------------      ------------
OTHER INCOME (EXPENSE)
 Other income (expense)                                33,689           206,061
                                                 ------------      ------------
 Earnings before income taxes                          93,221           470,506

 Provisions for income taxes (note C)                   3,000            40,900
                                                 ------------      ------------

NET EARNINGS                                           90,221           429,606

ACCUMULATED DEFICIT, beginning of period          (10,667,609)      (10,598,719)
                                                 ------------      ------------
ACCUMULATED DEFICIT, end of period               $(10,577,388)     $(10,169,113)
                                                 ============      ============
EARNINGS PER SHARE:
  Net earnings (loss)                            $      0.004      $       0.02
                                                 ============      ============

                        See notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                        1999            1998
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net earnings                                        $    90,221    $   429,606
 Adjustments to reconcile net earnings
  to net used by operating activities:
   Depreciation and depletion                             55,925         75,322
   Loss on securities                                        -0-        180,500
   Allowance for doubtful accounts                           863            -0-
   (Acquisition) disposition of Goodwill                  32,696       (803,184)

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
 (Increase) decrease in current assets:
   Inventory                                             194,610       (342,459)
   Accounts receivable                                  (151,674)      (262,188)
   Prepaid expenses                                        3,157        264,742
   Notes receivable and investments                       (6,959)

 (Increase) decrease in non-current assets:
   Deposits                                                2,424          2,193
   Deferred taxes                                         30,000
   Notes receivable - long term                          (22,734)
   Increase (decrease) in current liabilities:
   Accounts payable and accrued expenses                (117,377)         5,784
   Income Taxes Payable                                  (31,788)       (25,568)
                                                     -----------    -----------

NET CASH FROM OPERATING ACTIVITIES                        79,057       (474,945)
                                                     -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Investment in securities                               (24,460)       300,000
  Issuance of common stock                               843,933
  Purchase of property and equipment                    (350,385)    (2,780,356)
                                                     -----------    -----------

NET CASH FROM INVESTING ACTIVITIES                      (374,845)    (1,636,423)
                                                     -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Repayment on notes payable                            (437,844)
  Amounts borrowed under notes payable                   726,888      1,750,000
  Repayment (additions) to subscriptions receivable       (8,321)           -0-
                                                     -----------    -----------

NET CASH FROM INVESTING ACTIVITIES                       650,147      1,312,156
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                          354,359       (799,212)

CASH, beginning of year                                1,250,810      2,575,945
                                                     -----------    -----------

CASH, end of year                                    $ 1,605,169    $ 1,776,733
                                                     ===========    ===========

                        See notes to Financial Statements

                     COX TECHNOLOGIES, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended October 31, 1999



SUPPLEMENTAL DISCLOSURE:                        Six Months Ended October 31,
                                                ----------------------------
                                                 1999                  1998
                                                -------               -------
   Interest paid                                $88,550               $35,796
   Income taxes paid                            $ 8,950               $   -0-

NOTE A - CASH, NOTES PAYABLE AND COMMON STOCK

In June 1998, the Company acquired Vitsab, AB, a Swedish corporation in exchange for 3,375,734 shares of the Company's unregistered common stock valued at $843,933 or $0.25 per share and 950,000 shares of the common stock of VITSAB, USA, Inc., a previously wholly-owned subsidiary of the Company with 4,750,000 shares of common stock outstanding and the assumption of certain debt in the amount of $2,300,000 owed by VITSAB, AB to an unrelated company. The Company borrowed $1,750,000 from the bank under two notes and security agreements and liquidated the referenced $2,300,000 debt for the discounted sum of $1,750,000.

The Company has pledged a $1,000,000 certificate of deposit with the lending bank as collateral for the $1,750,000 borrowed funds. The loans were due and payable within on year from June 1998. Under terms of the notes and security agreements the Company was obligated to make eleven (11) monthly payments of $19,258.01 and one (1) final payment of all outstanding principal and accrued interest due June 17, 1999. The bank extended the monthly payments through September 1999 and in September 1999 subsequent to the date of this October 31, 1999 Report the Company refinanced its' indebtedness as follows:

     a)   consolidated the unpaid balance on the $1,750,000 loan with,
     b)   an additional loan of $500,000 and,
     c) arranged for monthly interest only payments of $4,479.00 to the bank with a maturity date of February 10, 2000 for the consolidated indebtedness with,
     d) the understanding the consolidated loan would be reviewed at the maturity date for conversion to a long-term indebtedness if not paid or assumed through an equity financing of the Vitsab corporate structure independent of Cox Technologies, Inc.

NOTE B - INVENTORY

Inventory at October 31, 1999 and April 30, 1999 consists of the following:

                                                        1999
                                           -------------------------------
                                           October 31,           April 30,
                                           ----------           ----------
      Raw materials                        $  297,662           $  367,752
      Work-in-progress                        255,743              315,690
      Finished goods                          792,192              859,221
      Crude oil                                 2,456                  -0-
                                           ----------           ----------

                                           $1,348,053           $1,542,663
                                           ==========           ==========
NOTE C - INCOME TAXES

The Company and its subsidiaries file consolidated Federal income tax returns and separate State income tax returns.

The Company's provision for income taxes is determined after application of a portion of its net operating loss carry forward. As of October 31, 1999 the Company's unused net operating loss carry forward was approximately $9,581,886.

NOTE D - COMMITMENTS AND CONTINGENCIES

There have been no changes in the disclosures of commitments, contingencies and litigation as contained in the Company's annual report Form 10-K for the year ended April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999 the Company had a working capital of $2,505,678. This is an increase of $234,789 for the six months period May 1, 1999 to October 31, 1999.

The Company did not incur any long-term debt during this period, however investment in property and equipment increased significantly by the acquisition of Vitsab, AB. At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, the Company plans to enter into equity, debt or other financing arrangements to meet its future financial needs for expansion and:

     (a) To provide for general working capital needs including the servicing of the Vitsab, AB acquisition debt

     (b)  To repay outstanding liabilities

As previously disclosed, Vitsab, Inc. a wholly owned subsidiary of the Company entered into a letter of intent with an investment broker to structure and negotiate a private placement financing of up to $7,500,000 of Vitsab, Inc. securities. The Company has terminated this agreement and is seeking a new source of financing for Vitsab, Inc.

COMPARISON OF OPERATIONS FOR SECOND FISCAL QUARTER ENDED OCTOBER 31, 1999
AND 1998

As more fully described in its annual report, Form 10K for the year ended April 30, 1999, the Company has three (3) industry operating segments; a) time temperature recorders (Recorders), b visual tag indicators (Vitsab) and c) crude oil production (Oil).

Net earnings for the second fiscal quarter ended October 31, 1999 were $52,773, which is a decrease of $203,564 from $256,337 net earnings for the same period last year. This decrease was primarily due to a reduction of $168,936 in other non-operating income in 1999 as compared to 1998. Earnings from operations for 1999 were $38,069, a decrease of $72,528 from the 1998 second fiscal quarter earnings from operations.

The following schedule reflects the operations of the three industry segments of the Company for the three months ended October 31, 1999 and 1998.

                                                          Three Months Ended July 31
                              ---------------------------------------------------------------------------
                                 1999         1998         1999         1998         1999         1998
                               Recorders    Recorders       Oil          Oil        Vitsab       Vitsab
                              ----------   ----------   ----------   ----------   ----------   ----------
Revenue:
 Sales                         2,342,379    2,245,525            0            0            0        3,000
Costs and Expenses
 Cost of sales                   993,926      935,863        2,250        2,447      177,124      191,000
 General & administrative        556,191      539,233       49,324       36,136       80,732            0
 Sales expense                   372,173      337,366            0            0            0            0
 Interest                          4,855        4,921            0            0       40,000       40,732
 Depreciation & depletion         15,926       29,230            0            0       12,561       21,000
                              ----------   ----------   ----------   ----------   ----------   ----------

Income (loss) operations         399,308      398,912      (51,574)     (38,583)    (310,417)    (249,732)
Other income (expense)            18,023      (36,321)         433      222,961            0            0
                              ----------   ----------   ----------   ----------   ----------   ----------
Earnings before income taxes     417,331      362,591      (51,141)     184,378     (310,517)    (249,732)
Income taxes                       3,000       27,134            0       13,766            0            0
                              ----------   ----------   ----------   ----------   ----------   ----------

Net earnings (loss)              414,331      335,457      (51,141)     170,612     (310,417)    (249,732)
                              ==========   ==========   ==========   ==========   ==========   ==========

TEMPERATURE RECORDER OPERATIONS

Sales increased by $96,854 or 4.3% for the second quarter 1999 fiscal year as compared to the same period of 1998 fiscal year.

All categories of cost and expenses remained fairly static with only slight increases in cost of sales, general administrative and sales expenses.

The Company is currently developing a new temperature logger that is expected to be more functional and complete than presently available logger technology.

Management anticipates the initial marketing of this product before the end of the current fiscal year ending April 30, 2000.

OIL PRODUCTION OPERATIONS

As discussed in the Company's annual report, Form 10-K for the year-ended April 30, 1999, the oil field operations are being operated under a farm-out arrangement with an experienced operator. The costs to the Company for direct oil field operations consisted primarily of property taxes for both 1999 and 1998. The Company expects revenue from its oil production operations in the third and fourth fiscal quarters of the current fiscal year.

The increase in general and administrative expenses of $13,188 in 1999 as compared to 1998 was due to costs and expenses associated with the Company's CT Telecom division which is being operated from the Phoenix office and is included under the oil production operations. The CT Telecom division is developing a computer software operating system that is expected to be a separate revenue center for the Company by the fourth fiscal quarter of the fiscal year.

Other income of $222,961 for 1998 was realized from the settlement of indebtedness at less than the recorded liability.

VITSAB OPERATIONS

This business segment was acquired in June 1998 and operations consist mainly of marketing, production and product development. The Vitsab operations are more fully disclosed in the Company's Form 10-K for the year-ended April 30, 1999.

Cost of sales expenditures represent costs of operations for both Malmo, Sweden and Belmont, North Carolina operations. The net loss of the operation for the three months periods of both 1999 and 1998 were virtually the same. Cost of sales, which represents production costs, were down. General administrative expenses represent organizational expenses and salaries incurred by both Belmont and Malmo operations.

Cost of sales decreased $13,876 or 0.7% in 1999 as compared to the same period for 1998. This was the result of executive and staff salaries with related expenses in establishing a new management team to develop and market the Vitsab product.

Management anticipates significant Vitsab sales prior to the end of the current fiscal year ending April 30, 2000.

COMPARISON OF OPERATIONS FOR SIX MONTHS PERIOD

The following schedule reflects the operations of the three industry segments of the Company for the six months ended October 31, 1999 and 1998.

                                                         Six Months Ended October 31
                              ---------------------------------------------------------------------------
                                 1999         1998         1999         1998         1999         1998
                               Recorders    Recorders       Oil          Oil        Vitsab       Vitsab
                              ----------   ----------   ----------   ----------   ----------   ----------

 Revenue:
   Sales                       4,670,146    4,618,388            0            0        2,000        3,000
Costs and Expenses
  Cost of sales                2,158,519    2,101,250        4,500        3,286      277,842      203,000
  General & administrative     1,137,934    1,119,253      101,419       67,199       80,732            0
  Sales expense                  707,193      710,113            0            0            0            0
  Interest                        12,610       13,951            0        9,857       75,940       53,712
  Depreciation & depletion        31,364       50,322            0            0       24,561       25,000
                              ----------   ----------   ----------   ----------   ----------   ----------

Income (loss) operations         622,526      623,499     (105,919)     (80,342)     457,075     (278,212)
Other income (expense)            32,937      (32,643)         752      238,704            0            0
                              ----------   ----------   ----------   ----------   ----------   ----------
Earnings before income taxes     655,463      590,856     (105,167)     158,362      457,075     (278,712)
Income taxes                       3,000       27,134            0       13,766            0            0
                              ----------   ----------   ----------   ----------   ----------   ----------

Net earnings (loss)              652,463      563,722     (105,167)     144,596     (457,075)    (278,712)
                              ==========   ==========   ==========   ==========   ==========   ==========

* Vitsab operations for 1998 cover only four months.

TEMPERATURE RECORDER OPERATIONS

Sales increased slightly by $51,758 for the 1999 six-month period as compared to the same 1998 period.

Cost of sales was 46.0% of sales for 1999 as compared to 45% for 1998.

General and administrative expense increased $18,681 as compared to 1998. As a percent of sales, such expenses were 24.4% in 1999 as compared to 24.2% in 1998.

Sales expenses decreased $2,920 in 1999 as compared to 1998. As a percent of sales, such expenses were 15.1% for 1999 and 15.4% for 1998. This decrease was due primarily to fewer trade show and sales promotional expenses.

Interest expense was $1,341 less for 1999 than 1998 due to increased interest bearing indebtedness of the recorder operations. Other income increased by $65,580 due to interest earnings on investments in 1999 combined with a loss on securities in 1998.

OIL PRODUCTION OPERATIONS

As discussed in the Company's annual report, Form 10-K for the year-ended April 30, 1999, the oil field operations are being operated under a farm-out arrangement with an experienced operator. The costs to the Company for direct oil field operations consisted primarily of property taxes for both 1999 and 1998. The Company expects revenue from its oil production operations in the third and fourth fiscal quarters of the current fiscal year.

The increase in general and administrative expenses of $34,220 in 1999 as compared to 1998 was due to costs and expenses associated with the Company's CT Telecom division which is being operated from the Phoenix office and is included under the oil production operations. The CT Telecom division is developing a computer software operating system that is expected to be a separate revenue center for the Company by the fourth fiscal quarter of the fiscal year.

VITSAB OPERATIONS

This business segment was acquired in June 1998 and operations consist mainly of marketing, production and product development. The Vitsab operations are more fully disclosed in the Company's Form 10-K for the year-ended April 30, 1999.

Cost of sales expenditures represent costs of operations for both Malmo, Sweden and Belmont, North Carolina operations. The net loss of the operation for the three months periods of both 1999 and 1998 were virtually the same. Cost of sales, which represents production costs, were down. General administrative expenses represent organizational expenses and salaries incurred by both Belmont and Malmo operations.

A comparative analysis of the 1999 and 1998 operations would not be meaningful as the 1998 operations cover only four months while the 1999 operations cover six months.

Management anticipates significant Vitsab sales prior to the end of the current fiscal year ending April 30, 2000.

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

     (b) There were no Form 8-K's filed by the Company during the quarter ended October 31, 1999.

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

2. COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

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

4. COMPANY'S CONTINGENCY PLANS

If management's analysis of its third party vendor capability had not been achieved by June 1999, a contingency plan was developed providing for stockpiling of assembly line parts and continuing new vendor sourcing of Year 2000 compliance vendors.


SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COX TECHNOLOGIES, INC


Date January 3, 2000             /s/ James L Cox
                                 -----------------------------------------------
                                 James L Cox, President Chief Executive Officer,
                                 Director and Chairman



Date January 3, 2000             /s/ Robert W. Dupree
                                 -----------------------------------------------
                                 Robert W. Dupree, Chief Financial Officer