Form 10-Q
period 2000-01-31
COX TECHNOLOGIES INC
filed 2000-03-21
CIK 65031

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended January 31, 2000                 Commission file number 0-8006


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


Energy Reserve, Inc., 2432 W. Peoria Avenue, Suite 1181, Phoenix, Arizona 85029
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class - Common Stock, without par value
                23,618,261 Shares Outstanding at January 31, 2000

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET                                                                   1

INDEX                                                                        2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                3

   Consolidated Balance Sheets at
       January 31, 2000 and April 30, 1999                                   4

   Consolidated Statements of Operations and Accumulated Deficit
       Three Months Ended January 31, 2000 and 1999                          5
       Nine Months Ended January 31, 2000 and 1999                           6

   Statement of Cash Flows
       Nine Months Ended January 31, 2000 and 1999                           7

   Notes to Consolidated Financial Statements                                8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9-13

PART II. OTHER INFORMATION AND SIGNATURE                                   14-15

                              FINANCIAL INFORMATION

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Technologies,  Inc. and its subsidiaries,  Twin Chart,  Inc., its subsidiary
Transit Services, Inc., Vitsab, AB, Sweden, Vitsab, Inc., (collectively the Company), engage in the business of producing and distributing transit temperature recording instruments, both domestically in United States and internationally. The Company also engages in acquiring, developing and selling oil properties, and in producing and selling crude oil for its own account in the United States. As such the Company has not and does not engage in petroleum refining or retail marketing.

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

In the opinion of the Company, all adjustments have been included which are necessary for the preparation of the balance sheets of Cox Technologies, Inc. and consolidated subsidiaries at January 31, 2000 and April 30, 1999 and to a fair statement of the results of operations for the three months ended January 31, 2000 and 1999 and for the nine months ended January 31, 2000 and 1999.

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
               (FORMERLY, ENERGY RESERVE, INC., AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 31, 2000 AND APRIL 30, 1999

                                                    January 31,      April 30,
                                                       2000            1999
                                                   ------------    ------------
                                     ASSETS
CURRENTS ASSETS:
 Cash and cash equivalents (Note A)                $  1,323,453    $  1,250,810
 Accounts receivable, less allowance
   for doubtful accounts of $29,527 at
   January 31, 2000 and April 30, 1999                1,527,868       1,599,079
 Inventory (Note B)                                   1,471,142       1,542,663
 Investment in securities                                                51,211
 Notes receivable-current portion                        17,993          30,477
 Prepaid expenses                                        46,409          65,860
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                  4,386,865       4,540,100

 Property and equipment (net)                         7,420,062       7,109,762
 Investments in securities                              584,950         300,000
 Patents                                                106,250               0
 Deposits                                               144,497          23,692
 Goodwill (Note A)                                      817,247         886,783
 Notes receivable - non-current portion                 105,567          16,855
                                                   ------------    ------------
TOTAL ASSETS                                       $ 13,565,438    $ 12,877,192
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $    365,116    $    582,542
 Income taxes payable (Note C)                            2,932          34,720
 Current portion of long-term debt (Note A)           2,286,060       1,651,949
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                             2,654,108       2,269,211

 Long-term debt                                       1,003,413         581,374
 Minority Interest                                          669             669
                                                   ------------    ------------
TOTAL LIABILIATIES                                    3,658,190       2,851,254
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
 Common stock, no par value: authorized 100,000,000
  shares; issued and outstanding 23,618,261 shares
  at January 31, 2000 and 23,618,261 shares at
  April 30, 1999 (Note A)                            20,306,098      20,306,098
 Common stock subscribed                                 58,100          58,100
 Contributed Capital                                    461,511         420,982
 Treasury stock                                               0         (45,920)
 Accumulated deficit                                (10,864,427)    (10,667,609)
 Less - notes receivable for common stock:
        Subscribed                                      (54,034)        (45,713)
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                            9,907,248      10,025,938
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 13,565,438    $ 12,877,192
                                                   ============    ============

See notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                      2000             1999
                                                  ------------     ------------
REVENUE
   Sales                                          $  2,483,773     $  2,291,382
                                                  ------------     ------------

COSTS AND EXPENSES
  Cost of sales                                      1,498,743        1,152,941
   General and administrative expenses                 791,848          800,452
   Sales expense                                       410,010          350,985
   Interest expense                                     39,627           30,888
   Depreciation and depletion                           32,496           59,081
                                                  ------------     ------------
   TOTAL EXPENSE                                     2,772,724        2,394,347
                                                  ------------     ------------

          INCOME FROM OPERATIONS                      (288,951)        (102,965)
                                                  ------------     ------------
OTHER INCOME (EXPENSE)
   Other income (expense)                               25,058           58,212
                                                  ------------     ------------

 Earnings (loss) before income taxes                  (263,893)         (44,753)
 Provisions for income taxes (note B)                   23,146          (34,000)
                                                  ------------     ------------

          NET EARNINGS (loss)                         (287,039)         (10,753)

ACCUMULATED DEFICIT, beginning of period           (10,577,388)     (10,169,113)
                                                  ------------     ------------

ACCUMULATED DEFICIT, end of period                $(10,864,427)    $(10,179,866)
                                                  ============     ============
EARNINGS PER SHARE:
    Net earnings (loss)                           $      (0.02)    $     (0.002)
                                                  ============     ============

See Notes to Financial Statements

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                   Nine Months Ended January 31,
                                                  ------------------------------
                                                      2000             1999
                                                  ------------     ------------
REVENUE
   Sales                                          $  7,153,919     $  6,912,770
                                                  ------------     ------------
COSTS AND EXPENSES
   Cost of sales                                     4,020,336        3,460,477
   General and administrative expenses               2,031,201        1,986,904
   Sales expense                                     1,117,203        1,061,098
   Interest expense                                    128,177          108,408
   Depreciation and depletion                           86,421          134,403
                                                  ------------     ------------
   TOTAL EXPENSE                                     7,383,338        6,751,290
                                                  ------------     ------------

          INCOME FROM OPERATIONS                      (229,419)         161,480

OTHER INCOME (EXPENSE)
   Other income (expense)                               58,747         (264,723)
                                                  ------------     ------------
  Earnings (loss) before income taxes                 (170,672)         425,753
  Provisions for income taxes (note B)                  26,146            6,900
                                                  ------------     ------------

NET EARNINGS                                          (196,818)         418,853

ACCUMULATED DEFICIT, beginning of period           (10,667,609)     (10,598,719)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(10,864,427)    $(10,179,866)
                                                  ============     ============
EARNINGS PER SHARE:
   Net earnings (loss)                            $      (0.01)    $       0.02
                                                  ============     ============

See notes to Financial Statement

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS


                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                       2000             1999
                                                   -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings (loss)                              $  (196,818)     $   418,853
  Adjustments to reconcile net earnings
      to net cash used by operating activities:
  Depreciation and depletion                            86,421          134,404
  Loss on securities                                         0          180,500
  Allowance for doubtful accounts                         (140)               0

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
  (Increase) decrease in current assets:
    Accounts receivable                                 71,351           10,397
    Inventory                                           71,521         (582,548)
    Prepaid expenses                                    19,451          237,175
    Notes receivable and investments                   (76,228)         (81,884)
    Deferred taxes                                           0           30,000
  (Increase) decrease in current liabilities:
    Accounts payable and accrued expenses             (249,214)         288,799
    Current portion of long-term debt                        0          722,184
                                                   -----------      -----------
NET CASH FROM OPERATING ACTIVITIES                    (273,656)       1,357,880
                                                   -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Patents                                             (106,250)               0
  Securities                                          (233,738)         300,000
  Goodwill                                              32,696       (1,239,941)
  Purchase of property and equipment                  (359,881)      (3,062,351)
  Repurchase minority interest                               0             (669)
                                                   -----------      -----------
NET CASH FROM INVESTING ACTIVITIES                    (667,174)      (4,002,961)
                                                   -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Long term debt                                     1,056,150          504,510
  Decrease in subscriptions receivable                  (8,321)           3,037
  Issuance Common stock                                      0          843,933
  Sale of Treasury stock                                86,449                0
  Deposits                                            (120,805)           1,248
                                                   -----------      -----------
NET CASH FROM FINANCING ACTIVITIES                   1,013,473        1,352,728
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH                         72,643       (1,292,353)

CASH, beginning of period                            1,250,810        2,575,945
                                                   -----------      -----------

CASH, end of period                                $ 1,323,453      $ 1,283,592
                                                   ===========      ===========

See notes to Financial Statement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED JANUARY 31, 2000

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

The Company has pledged a $1,000,000 certificate of deposit with the lending bank as collateral for the $1,750,000 borrowed funds. The loans were due and payable within one year from June 1998. Under terms of the notes and security agreements the Company was obligated to make eleven (11) monthly payments of $19,258.01 and one (1) final payment of all outstanding principal and accrued interest due February 10, 2000. The bank extended the monthly payments through September 1999 and in September 1999 subsequent to the date of this January 31, 2000 Report, the Company refinanced its' indebtedness as follows:

     a)   consolidatd the unpaid balance on the $1,750,000 loan with,

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

On March 6, 2000 the bank amended the maturity date of the aggregate $2,250,000 of loans until July 5, 2000. As noted herein, a portion of this amount is secured by a $1,000,000 certificate of deposit with the lending bank.

The debt/equity financing previously announced by the Company on February 16,2000 was funded on March 13, 2000 in the aggregate amount of $2,500,000. The financing was accomplished under a Note Purchase Agreement dated March 10, 2000 with Technology Investors, LLC of Mooresville, NC as follows:

     1. 10% Senior Subordinated Convertible Promissory Note due 2005Principal and compounded interest payable in arrears at maturity with optional prepayment after March 10, 2002

     2. The right to convert the unpaid principal and accrued interest into restricted common stock shares of the Company at any date prior to the maturity date of the promissory note at a conversion price of $1.25

Additionally, the Company entered into Agreements with the two managers of the LLC, Kurt C. Reid and Brian D. Fletcher as follows:

     1. A consulting agreement with both individuals for financial policy and enforcement, business strategy and equity value enhancement for the sum of $1 each, per annum and a ten year option to purchase 300,000 shares each of the common stock of the Company at $1.25 per share.

     2. Both individuals to be appointed as interim members to the Board of Directors of the Company which will be caused to be expanded to 7 members.

     3. Granted to both collectively, a Convertible Note Option for an aggregate $500,000 financing under identical terms as the 10% Senior Convertible Note Agreement with the LLC (except for the origination and maturity dates). The Option shall expire on September 10,2000.

In February 2000, the Company issued 204,000 restricted shares of common stock to various unrelated entities for an aggregate $296,640.

NOTE B - INVENTORY

Inventory at January 31, 2000 and April 30, 1999 consists of the following:

                                          January 31, 2000      April 30, 1999
                                          ----------------      --------------
      Raw materials                           $  413,186         $  367,752
      Work-in-progress                           313,433            315,690
      Finished goods                             739,567            859,221
      Crude oil                                    4,956                  0
                                              ----------         ----------
                                              $1,471,142         $1,542,663
                                              ==========         ==========

NOTE C - INCOME TAXES

The company and its subsidiaries file consolidated Federal income tax returns and separate State income tax returns. The Company's provision for income taxes is determined after application of a portion of its net operating loss carry forward. As of January 31, 2000 the Company's unused net operating loss carry forward was approximately $9,581,886.

NOTE D - COMMITMENTS AND CONTINGENCIES

There have been no changes in the disclosures of commitments, contingencies and litigation as contained in the Company's annual report Form 10-K for the year ended April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000 the Company had a working capital of $1,732,757. This is an decrease of $538,132 for the nine months period May 1, 1999 to January 31, 2000. The Company did incur increased long-term debt of $422,039 during the year to date and investment in property and equipment increased $310,300. At present, cash flow from operations is adequate to meet the cash requirements and commitments of the Company. However, as previously stated elsewhere in this report in Note A of Notes to Consolidated Financial Statements, the Company entered into a Note Purchase Agreement in March 2000 with a North Carolina LLC. The aggregate amount of the long-term debt/equity financing was $2,500,000, which was funded on March 13, 2000. The Company plans to enter into additional equity, debt or other financing arrangements to meet its future financial needs for expansion and:

     (a) To provide for general working capital needs including the servicing of the Vitsab, AB, acquisition debt and operations

     (b)  To repay outstanding liabilities

COMPARISON OF OPERATIONS FOR THIRD QUARTER ENDED JANUARY 31, 2000 AND 1999

Net loss for the third fiscal quarter ended January 31, 2000 was $287,039 as compared to a net loss of $10,753 for the same period ended January 31, 1999. The loss from operations for the third quarter ended January 31, 2000 was $288,951 as compared to income of $319,431 for the prior year similar quarter.

The following schedule reflects the operations of the three industry segments of the Company for the fiscal quarters ended January 31, 2000 and 1999.

                                                      Three Months Ended January 31,
                               ---------------------------------------------------------------------------
                                  2000         1999          2000        1999         2000         1999
                               Recorders     Recorders        Oil         Oil        Vitsab       Vitsab
                               ----------   -----------    --------    ---------    ---------    ---------
Revenue:
   Sales                       $2,480,995   $ 2,287,632    $  2,778    $       0    $       0    $   3,750
Costs and Expenses
   Cost of sales                1,147,721       989,337       9,021        4,140      342,001       59,500
   General & administrative       742,227       737,532      49,621       53,063            0            0
   Sales expense                  410,010       350,985           0            0            0            0
   Interest                         1,656         1,284           0            0       37,971       39,461
   Depreciation & depletion        20,217        63,081           0            0       12,279       (4,000)
                               ----------   -----------    --------    ---------    ---------    ---------

Income (loss) operations          159,164       145,413     (55,864)     (57,167)    (392,251)    (191,211)
Other income (expense)             25,207      (126,230)       (149)     183,692            0          750
                               ----------   -----------    --------    ---------    ---------    ---------
Earnings before income taxes      184,371        19,183     (51,141)     184,378     (310,517)    (249,732)
Income taxes                       23,146       (27,134)          0        6,866            0            0
                               ----------   -----------    --------    ---------    ---------    ---------

Net earnings (loss)            $  161,225   $    46,317    $(56,013)   $ 133,391    $(392,251)   $(190,461)
                               ==========   ===========    ========    =========    =========    =========

TEMPERATURE RECORDER OPERATIONS

Sales increased $193,363 or 8.5% for the third quarter 2000 as compared to the same fiscal period of 1999. This resulted in an improvement of $13,751 in income from operations.

The Company is currently developing a new temperature logger that is expected to be more functional and complete than presently available logger technology. Management anticipates the initial marketing of this product before the end of the current fiscal year ending April 30, 2000.

Except for cost of sales and depreciation, all categories of expense remained fairly static as a percentage ratio to sales.

Cost of sales was 46.3% of sales for the current quarter as compared to 43.2% for the prior year period. This was due primarily to increased labor costs and repairs.

OIL PRODUCTION OPERATIONS

As discussed in the Company's annual report, Form 10-K for the year-ended April 30, 1999, the oil field operations are being operated under a farm-out arrangement with an experienced operator. The costs to the Company for direct oil field operations consist primarily of property taxes and field liaison costs. The Company began receiving revenue from its oil production operations in the third fiscal quarter of the current fiscal year.

Other income of $183,692 last year was realized from the settlement of indebtedness at less than the recorded liability.

VITSAB OPERATIONS

This business segment was acquired in June 1998 and operations consist mainly of marketing, production and product development. The Vitsab operations are more fully disclosed in the Company's Form 10-K for the year-ended April 30, 1999.

Cost of sales expenditures represent costs of operations for both Malmo, Sweden and Belmont, North Carolina operations. The net loss of the operation for the three months period of the current year was $201,790 greater than the same period of the prior year.

Cost of sales, which represents development and production costs, increased $182,501 or 114.4% in the current period as compared to the same period last year.

Management anticipates Vitsab sales activity prior to the end of the current fiscal year ending April 30, 2000.

COMPARISON OF OPERATIONS FOR THE NINE  MONTHS ENDED JANUARY 31, 2000 AND 1999

There was a consolidated loss of earnings of $196,818 for the period ended January 31, 2000, as compared to a net earning of $418,853 for the same period ended January 31, 1999. To afford better analysis and comparison of the similar periods of 2000 and 1999, the following schedule segregates the operations by industry segments and provides a comparison of the oil production operations and the temperature recorder operations.

                                                      Nine Months Ended January 31,
                               ---------------------------------------------------------------------------
                                  2000         1999          2000        1999         2000         1999
                               Recorders     Recorders        Oil         Oil        Vitsab       Vitsab
                               ----------   -----------    --------    ---------    ---------    ---------
Revenue:
  Sales                        $7,151,141   $ 6,906,020    $   2,778    $      0   $   2,000    $   6,750
Cost and Expenses
  Cost of Sales                 3,306,240     3,090,587       13,521       7,390     619,843      362,500
  General & administrative      1,880,161     1,856,785      151,040     120,262      80,732            0
  Sales                         1,117,203     1,061,098            0           0           0            0
  Interest                         14,266        13,412            0       9,857     113,911       94,996
  Depreciation & depletion         51,581       113,403            0           0      36,840       21,000
                               ----------   -----------    ---------    --------   ---------    ---------

Income (loss) operations          781,690       770,735     (161,783)    137,509    (849,326)    (471,746)
Other income (expense)             58,144      (158,873)         603     422,396           0          750
                               ----------   -----------    ---------    --------   ---------    ---------
Earnings before income taxes      839,834       611,862     (161,180)    284,887    (849,326)    (470,996)
Income taxes                       26,146             0            0       6,900           0            0
                               ----------   -----------    ---------    --------   ---------    ---------

Net earnings                   $  813,688   $   611,862    $(161,180)   $277,987   $(849,326    $(470,996)
                               ==========   ===========    =========    ========   =========    =========

* Vitsab 1999 operations covers only seven (7) months.

TEMPERATURE RECORDER OPERATIONS

Sales increased by $245,121 for the current nine-month period as compared to the same period last year. Net income improved by $201,826.

Cost of sales was 46.2% of sales for the current period as compared to 44.8% for last year. General and administrative expense increased $23,376 as compared to last year. As a percent of sales, such expenses were 26.2% as compared to 26.8% last year.

Sales expenses increased $56,105. As a percent of sales, such expenses were 15.6% for the current period and 15.4% for last year.

COMPARISON OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2000 AND 1999
(CONT'D)

OIL PRODUCTION OPERATIONS

As discussed in the Company's annual report, Form 10-K for the year-ended April 30, 1999, the oil field operations are being operated under a farm-out arrangement with an experienced operator. The costs to the Company for direct oil field operations consist primarily of property taxes and field liaison costs. The Company began receiving revenue from its oil production operations in the third fiscal quarter of the current fiscal year.

The increase in general and administrative expenses of $30,778 in 2000 as compared to 1999 was due to costs and expenses associated with the Company's CT Telecom division which is being operated from the Phoenix office and is included under the oil productions. The CT Telecom division is developing a computer software operating system that is expected to be a separate revenue center for the Company by the fourth fiscal quarter of this fiscal year.

Other income of $183,692 last year was realized from the settlement of indebtedness at less than the recorded liability.

VITSAB OPERATIONS

This business segment was acquired in June 1998 and operations consist mainly of marketing, production and product development. The Vitsab operations are more full disclosed in the Company's Form 10-K for the year-ended April 30, 1999.

Cost of sales expenditures represent costs of operations for both Malmo, Sweden and Belmont, North Carolina operations.

A comparative analysis of the current operations and the prior year operations would not be meaningful as the prior year operations cover only seven months while the current operations cover nine months.

Management anticipates Vitsab sales activity prior to the end of the current fiscal year ending April 30, 2000.

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

     (b) There were no Form 8-K's filed by the Company during the quarter ended January 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COX TECHNOLOGIES, INC.


Date March 20, 2000                    By /s/ James L. Cox
     --------------                    -----------------------------------------
                                       James L. Cox, President and Director


Date March 20, 2000                    By /s/ Robert W. Dupree
     --------------                    -----------------------------------------
                                       Robert W. Dupree, Chief Financial Officer