Form 10-K405
period 2000-04-30
COX TECHNOLOGIES INC
filed 2000-07-31
CIK 65031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED APRIL 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from _______ to ________

                         Commission file number: 0-8006


                             COX TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                ARIZONA                                          86-0220617
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         69 MCADENVILLE ROAD
       BELMONT, NORTH CAROLINA                                     28012
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (704) 825-8146

       Securities registered pursuant to Section 12 (b) of the Act: (None)

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Estimated aggregate market value of the voting stock held by non-affiliates of the registrant:

                         $17,504,036 as of July 6, 2000

Number of shares of Common Stock, no par value, as of the latest practicable date:

                      24,414,725 shares as of July 6, 2000

                    Documents incorporated by reference: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     Cox Technologies, Inc. (the Company), was incorporated as Mericle Oil Company in July 1968, under the laws of the State of Arizona. The name was changed to Energy Reserve, Inc. in August 1975. In November 1994, Energy Reserve acquired Twin-Chart, Inc. and altered its primary business focus from crude oil operations to temperature recording and monitoring operations. Subsequently, in April 1998, to better reflect this focus, the Company changed its name to Cox Technologies, Inc.

     Executive offices are located at 69 McAdenville Road, Belmont, North Carolina 28012; its telephone number is (704) 825-8146. Except where the context otherwise indicates, all references to the "Company" are to Cox Technologies, Inc., its wholly owned subsidiaries, Twin-Chart, Inc., Transit Services, Inc., Vitsab Sweden, AB, Vitsab, Inc. and Cox Recorders Australia, Ltd., Pty., a 95% owned Australian distribution company.

     The Company is engaged in the business of producing and distributing transit temperature recording instruments, both domestically in the United States and internationally. Transit temperature recording instruments work by creating a strip chart record of temperature changes over time, or record temperatures electronically according to a present interval ("logging"). The Company has been involved in the sale and manufacture of both types of transit monitoring products, and has established an international market presence and reputation for reliable temperature recording products.

     A major recent effort of the Company has been research and development into new technologies in electronic data "logging." The result of this investment, the EDS logger and the EDM software system (used to read the information in the loggers), is projected as a new and technologically novel temperature monitoring system.

     Concurrent with this electronic hardware/software research and development effort, the Company has expended funds to further the development of enzyme-based "smart labels" that detect temperature abuse in packages of perishable goods. The Company has introduced this new technology, known as Vitsab(R), to the food and pharmaceutical industries as a monitoring label applied to packages of temperature sensitive products. Initial indications for demand of this product have been very positive.

     The core expertise of the Company has been established as a reliable provider of temperature monitoring products, and as an innovator and developer of new and technologically advanced monitoring systems.

     Historically, the Company has held oil leases in California (the Chico-Martinez field) for many years, but has not produced in any significant volume. The intent of this asset holding has been a strategy to hold the asset in anticipation of future larger-scaled oil production, as economic conditions permit.

     Low market prices for crude oil of the type produced by the field have hampered production in recent years. However, in tandem with the recent rise in oil prices, the market price for the Company's crude has more than tripled over the last two years.

     Increasing oil prices and the Company's desire to focus on its core business--temperature monitoring of perishables--have changed the Company's strategy with respect to the oil field. The Company now has a strategy to improve production in the field while simultaneously pursuing a buyer of the subleases.

     The Company entered into an agreement with an independent oilfield operator in April 1999. The primary function of the operator has been to increase production by overhauling the surface equipment, establishing steam and hot water injection operations, and improving field conditions at the property. In July 2000 the Company entered into a new agreement with the operator that replaces the previous agreement. Under the terms of the new agreement the Company intends to increase production more rapidly. The new agreement will also allow the Company to buyout the operator at any time, thus making the subleases immediately available for sale.

     It is the Company's strategy that productive activity at the field will help to increase the revenues while establishing a greater asset value, thus making the Company's sublease holdings more attractive to a potential buyer.

     Additionally, the Company has entered into an exclusive agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group will contact and solicit potential buyers to make purchase offers to the Company to buy the subleases.

     (b) FINANCIAL INFORMATION

     The Company has two current operating segments that involve the (1) production and distribution of temperature recording and monitoring devices, both electronic "loggers" and graphic temperature recorders (referred to as "Temperature Recorder Operations" as a group) and (2) oilfield operations and other, which include all economic activity related to the oil production and the holding of the oil leases and the operation of its Phoenix office.

Financial information for these operating segments is summarized below:

     FOR THE YEARS ENDED APRIL 30               2000           1999           1998
                                             ----------     ----------     -----------
     REVENUES:
     (1) Temperature Recorder Operations     $9,700,282     $8,943,883     $ 8,135,197
     (2) Oilfield Operations and Other           10,695          1,428           3,559


     OPERATING PROFIT (LOSS):
     (1) Temperature Recorder Operations     $  839,853     $  919,087     $ 1,094,285
     (2) Oilfield Operations and Other         (143,888)        46,946       1,972,283(1)


     IDENTIFIABLE ASSETS:
     (1) Temperature Recorder Operations     $4,906,328     $5,639,936     $ 2,958,066
     (2) Oilfield Operations and Other        3,576,309      4,596,239       6,808,470

----------
(1) This figure reflects a single event litigation settlement. See page 11 of this document under "Oilfield Operations".

     Research and development (R & D) segments are not currently operating entities. All of the expenditures in these segments have been dedicated to various aspects of business development, including formal research, development of production techniques, and product research aimed at market readiness of the product. Some small revenues have been generated in the sale of pre-production materials.

     Research and development segments are the (1) "Smart Label" project, involving the research, technical and market development of the Vitsab(R) "smart label" tags (and other allied tag technologies) and (2) EDS and Ancillary Software Development Project, involving "logger" hardware engineering, software development, systems integration and market research. The following data summarize investment and income activity in these segments.

     FOR THE YEARS ENDED APRIL 30             2000         1999         1998
                                           ----------   ----------   -----------
     PROJECT REVENUES:
     (1) Smart Label Project                      -0-   $    9,233           -0-
     (2) EDS/Software Project                     -0-          -0-           -0-

     R & D EXPENSES:
     (1) Smart Label Project               $1,148,591   $  768,127           -0-
     (2) EDS/Software Project                 667,095          -0-           -0-

     IDENTIFIABLE ASSETS:
     (1) Smart Label Project               $  999,677   $  478,132           -0-
     (2) EDS/Software Project                 228,168           -0-          -0-

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     TEMPERATURE RECORDER OPERATIONS

     The Company's temperature recorder activities include production and distribution of transit temperature recording instruments and the sale and distribution of electronic temperature recorders (sold for non-transit quality monitoring purposes as well as for transit monitoring) manufactured for the Company on contract. The Company also performs contract manufacturing.

     The transit temperature recording instruments, known as temperature recorders, are self-contained, battery-powered and designed to create a graphical "time vs. temperature" record. The electronic temperature recorders are battery-powered devices that record temperature in a computer memory chip. The data are later visualized by transferring the information to a PC computer. The Company also sells digital thermometers as adjuncts to their primary temperature recorder activity.

     The transit recorders are marketed under the trade name Cox Recorders and produce a record which is documentary proof of temperature conditions useful for compliance with governmental regulations, the monitoring performance of refrigerated carriers, and for claims in the transport of valuable perishables such as produce, meat, pharmaceuticals, chemicals, live plants and animal material. The electronic temperature recording products are used for the same purpose, but also are used for internal checking of temperature conditions in storage and processing.

     The Company produces two separate graphic recorders. The COX(1) and COBRA(R) record the air temperature in the truck or container. The COBRA(R) is a new low-cost recorder with a transparent case, which allows viewing of the temperature record without opening the case itself. Both are used primarily in transit monitoring of temperature variations. COBRA(R) design was recently granted a U.S. patent.

     The Company also manufactures (through a contract manufacturing arrangement with a producer in New Zealand) and distributes an electronic temperature recorder, or "data logger", named the TRACER(R). The TRACER(R) delivers its data via a cable link to a personal computer using specialized software. This software is used under contract issued by the New Zealand supplier. TRACER(R) is used primarily in quality control and safety applications in the foods industries.

     A lower cost transit or "shipping" version of the TRACER(R), the DataSource(TM) transit temperature logger, has been recently introduced. This logger product is encased in a postage-prepaid mailer sleeve and is used exclusively for transit temperature monitoring.

     COX(1), COBRA(R) and DataSource(TM) are all currently selling into the ongoing markets for the Company's recorder products.

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

     The Company is a major competitor in the temperature recording industry in regards to its production and distribution activities.

     The Company generally does not maintain company owned distribution entities. However, in 1999, the Company established Cox Recorders Australia, Ltd., Pty., as a means to retain its market share and market presence in this geographic area.

     Except for this subsidiary, all distributors are on contract. Major distributors are located in Copenhagen, Denmark, Singapore and Santiago, Chile. All other distribution and sales operations are through individual sales persons operating on a sales commission basis or a salary plus incentive basis.

     Digital thermometers with penetration probes are purchased wholesale and retailed to customers for the Company's manufactured products. The company also sells data collection or "listing" temperature recorders that are used for point-of-measurement recording. The Company does not manufacture these probe and electronic recorder products.

     The COX(1) product accounts for 93% of the Company's revenues. The balance is accounted for through the sale of probes and of other temperature monitoring products. The COBRA(R) product is new and no substantial volume has yet been achieved.

     OILFIELD OPERATIONS

     The Company owns working interests in certain developed oil and gas properties located in California. Developed acreage consists of properties on which oil and gas wells have been drilled which are capable of producing crude oil or natural gas. The Company's oil and gas properties are the Mitchel and Bacon Hills subleases.

     For further information reference is made to Note E -Property and Equipment, Oil and Gas Properties of the notes to consolidated financial statements.

     MITCHEL AND BACON HILLS SUBLEASES

     The Mitchel subleases and the Bacon Hills sublease are located in the Chico-Martinez field, Kern County, California. Together they comprise one entire section of land. The Mitchel subleases were acquired in 1969 and consist of 380 acres in which the Company has interests to a depth of 2,000 feet on 320 acres and to a depth of 2,500 feet on 60 acres. The Bacon Hills sublease was acquired in December 1980 and consists of 260 acres, in which the Company has interests to the depth of 2,250 feet. The Company owns all of the working interest in both these subleases that equates to a 78.33 percent revenue interest. There are 62 completed oil wells that produce from the 500 to 1,600 foot levels on these subleases. The oil produced is heavy crude of approximately 12.7 API gravity. The Company has no drilling requirements under these subleases, which are held for an indefinite term by production. The sublessor has a 21.67 percent royalty revenue interest in these subleases.

     As previously disclosed in earlier reports, the sublessor had declared this sublease in default due to the failure by the Company to meet certain well drilling requirements. In May 2000, the Company paid the sub-lessor $50,000 to cure the default. By agreement and amendment to the sublease, the sublessor acknowledged that all drilling requirements had been fulfilled, and that the Company had no further obligation to drill any additional wells, and that any and all notices of default were cancelled, and that the sublease was in full force and effect.

     The latest independent petroleum studies and reports for the leases were by a respected petroleum engineer as follows: (1) Comprehensive Reservoir Engineering Study, dated February 1986, which estimated the recoverable oil reserves at 21,103,341 barrels, and (2) a Steam Flood Development Plan, dated June 1987, which sets forth a plan including drilling and production costs for recovery of the oil reserves. The Company has not filed any reports concerning oil and gas reserve estimates with any regulatory authorities or agencies other than the Securities and Exchange Commission. The petroleum engineer confirmed the level of reserves in a recently issued letter.

     The Company has engaged the services of an independent operator to commence production at its Chico-Martinez field. Higher oil prices have made it economical for the Company to invest capital in an effort to increase production. It is the Company's strategy to increase production at the field in an effort in increase revenues and establish a greater value. The Company has recently raised its commitment to increasing production. Additionally, the Company has increased its commitment to sell the subleases, thus providing additional capital to focus on the growth of the Company's core business operations.

     The Company has entered into a one-year exclusive agreement with a group in Dallas, Texas, to act as an agent on behalf of the Company and to identify potential buyers of the subleases. Once potential buyers are identified, the group will solicit offers and present them to the Company. The Company intends to weigh the increased production against potential offers to purchase that may be presented by the agent.

     SMART LABEL PROJECT

     Vitsab(R) is a new technology which employs enzymatic color indicators inside a label to show the amount of temperature exposure of a stored or shipped temperature-sensitive commodity. The enzyme indicator reaction is activated at the beginning of the monitoring period by applying pressure on a plastic bubble strip that is a structure part of the label. This strip contains sealed packets of the non-toxic liquids are broken by the pressure, which mix to form the indicating solution.

     These tags are programmable devices that run as a "biological clock" parallel to the biological clock of the product it is set to monitor. They integrate both time and temperature and give a visual indication when parallel processes with the monitored food or drug product has reached a certain definable state. This device is known as a TTI (time-temperature integrator).

     The Company plans to produce two distinct Vitsab(R) TTI configurations: a "three dot" indicator (for wholesale distribution of perishables) and a "one dot" indicator (primarily for food safety and consumer packages). Each can be produced on high-speed automated machinery. The Company has engaged the services of a respected automation engineering and equipment development firm to develop new machinery for accelerated Vitsab(R) production.

     The Company is in the final formative stages of the development, production and marketing of these Vitsab(R) temperature history indicating tags. Final development of this technology has required substantial effort to refine manufacturing procedures to achieve a reliable and consistent product delivery. In addition, the chemical formulation of the tag itself, including the specific chemical nature of the enclosure has required exhaustive testing and validation.

     The Company's visual indicator tag operations also include the development, production and distribution of FreshTag(TM) food spoilage indicators. FreshTag(TM) is based on a licensed and patented technology developed by the U.S. Food and Drug Administration (FDA), and is a tag technology that enables the detection or "sniffing" of specific chemical odors that signal the incipient spoilage of seafood and other food types. The Company is currently the sole licensee for this patent from the FDA. Research and development on this part of the project is less complete than the Vitsab(R). The Company has not currently set a date for product announcement for the FreshTag(TM) technology, and is pursuing a policy of seeking new external funding for the continued research and development efforts for the FreshTag(TM) product.

     The source and availability of certain raw materials may be a critical and significant factor for Vitsab(R) TTI when it begins production in significant volumes. The source and availability of raw materials for FreshTag(TM) are not likely to be a critical and significant factor in the future production of FreshTag(TM) product forms.

     The Company plans to manufacture the Vitsab(R) TTI at two locations: Malmo, Sweden and Belmont, North Carolina. Preliminary production operations have been periodically started and stopped in Malmo, Sweden as development progresses. Machinery testing and preparation of solutions is currently being set up in Belmont, North Carolina.

     The Company maintains both company owned distribution entities and certain contract distributors associated with the Company's temperature recorder operations. The Company plans to use these same distribution entities as future Vitsab(R) outlets.

     EDS/SOFTWARE PROJECT

     The Company has initiated a major new design effort in the EDS temperature logger. The EDS is a slim package about the size of a credit card and less than a quarter of an inch thick. The large LCD screen displays detailed information about the temperature recording, and the user can scroll to display additional items of information. This "smart card" design departs from the normal configuration for such products in that it is small in size, is engineered to be very inexpensive, and displays much of the information that the users of graphic transit temperature instruments now obtain from a visual inspection of a paper chart. The Company has invested in design consultants, outside engineers, new high-level personnel and other expenditures to bring the EDS/Software Project to a near-completed state.

     The price and performance characteristics of the EDS temperature logger should create an additional market position for the Company.

     EDS manufacturing will be based on subcomponent fabrication in China combined with assembly, testing and programming in Belmont, North Carolina. Production planning is in process, but no product is currently being produced. The Company expects to bring this product to market during fiscal 2001.

     All temperature logger products need software to interpret and display the data that have been collected and stored in the electronic device. A major shortcoming of existing software used for this purpose is that each recording episode creates a separate file in the computer after downloading. Typical practice in corporate use of temperature loggers for time-temperature maintenance regimes requires that hundreds to thousands of recording episodes are obtained and stored. This creates a substantial problem for logistics, analysis and sorting of the information. As a part of the EDS Project, the Company has engaged the services of programming professionals to create a database storage software system for rational treatment of recording episode data. Initial introduction of this program, EDM-2000, has met with positive responses from prospective corporate customers.

     As an adjunct to its EDS/Software development program, the Company has developed a UNIX-type software operating system (OS) designed for data gathering and reporting of temperature recording data. During development it was recognized that the OS could be expanded to include significantly more functionality than its initial design. Accordingly, the OS has a range of 14 separate product functionalities that are completed and awaiting final documentation to be ready for marketing. The OS functions from memory without the use of a hard drive. This is the significant difference between it and other operating systems in the market. Independent markets for the OS may exist, but the Company is not examining these independent markets at this time.

     The source and availability of certain raw materials may be a critical or significant factor in the planned EDS operations of the Company. A current global shortage of EPROM memory chips may limit production, dependent upon the scale of impending demand for the product. There are no raw material source and availability factors other than this single component for any other aspect of the EDS/Software development.

     The projected EDS operations of the Company are non-seasonal. The Company will be required to carry significant amounts of inventory for its EDS operations and neither Company nor industry practices provide extended payment terms to customers. The projected EDS operations of the Company are not dependent upon a single or a few customers, nor would the loss of any one customer have a material adverse effect upon earnings or the financial position of the Company.

ITEM 2. PROPERTIES

     Disclosure of properties is contained in Note E - Property and Equipment of the notes to consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

     Disclosure of legal proceedings is contained in Note N - Commitments, Litigation and Contingencies of the notes to consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On  November  20,  1999  pursuant  to  Notice  for the  Annual  Meeting  of
Shareholders and accompanying Proxy Statement, the annual meeting of shareholders of the Company was held at the Shelter Pointe Hotel and Marina in San Diego, California at which meeting the following matters were submitted to a vote of the securities holders:

     1. To elect five Directors to the Board of Directors for a one-year term in accordance with the Bylaws of the Company.

     2. To consider and act upon a proposal to ratify the selection of Bedinger & Company as the Company's independent public accountants for the fiscal year ending April 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock is traded on the nationwide over-the-counter market and is listed under the symbol "coxt.ob" in the electronic bulletin board provided by the National Quotation Bureau, Inc. The range of high and low bid quotations for each quarterly period during the past four years ended April 30, based upon information provided to the Company by the National Association of Securities Dealers or market makers in the Company's common stock, was as follows:

                              2000              1999              1998              1997
                          -------------     -------------     -------------     -------------
                          LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH
                          ----     ----     ----     ----     ----     ----     ----     ----
     First Quarter        47/64    35/64     3/8     5/16      1/4      1/4      1/4     1/4

     Second Quarter       47/64    30/64    5/16     9/32     5/16     5/16    1 1/4     1/8

     Third Quarter       4 5/16    31/64   13/32     5/16      3/4      3/8    13/16     3/8

     Fourth Quarter       3 3/8    1 1/4     5/8    19/32      3/4      3/8      3/4     3/8

     (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of April 30, 2000 the approximate number of holders of record for the single existing class of common stock (no par value) equity securities of the Company was approximately 3,500.(2)

----------
(2) Included in the number of stockholders of record are shares held as "nominee" or "street name.

     (c) DIVIDENDS

     The Company has not declared any dividends during the past three years ended April 30, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     Following is a summary of selected financial data for each of the last three fiscal years ended April 30:

                                                   2000           1999           1998
                                                -----------    -----------    -----------
     Operating revenues

     Profit (loss) from continuing operations   $ 9,710,976    $ 8,943,883    $ 8,138,757
          (A)  Excluding R&D segments(1)            695,965        794,595      1,095,451
          (B)  Including R&D segments            (1,005,478)       163,292      1,095,451

     Profit (loss) from continuing operations
     per average share of common stock
          (A)  Excluding R&D segments           $       .02    $       .04    $       .05
          (B)  Including R&D segments           $      (.04)   $       .01    $       .05
     Total assets                               $14,719,242    $12,877,192    $ 9,766,536
     Long-term obligations                      $ 2,928,359    $   581,374    $   280,706
     Cash dividends declared                            -0-            -0-            -0-
     Cash dividends declared per common share           -0-            -0-            -0-

----------
(1)  R&D  segments  refers  to the  Smart  Label  Project  and the  EDS/Software
     Project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates cash from operations, equity investment, and borrowing from long-term lending sources adequate to meet cash requirements. Although at present the cash flow from operations is not adequate to meet cash requirements and commitments of the Company, the Company intends to enter into equity, debt or other financing arrangements to meet its further financial needs for expansion into food safety control products and to provide for general working capital needs. In this connection, reference is made to Note O - Subsequent Event of notes to consolidated financial statements.

     COMPARISON OF OPERATIONS FOR 2000 AND 1999

     Presented here is a summary of the operational business segments for the years ended April 30, 2000 and 1999.

                                        2000           1999           2000           1999
                                     -----------    -----------    -----------    -----------
                                     Temperature    Temperature     Oilfield       Oilfield
                                      Recorder       Recorder      Operations     Operations
                                     Operations     Operations      and Other      and Other
                                     -----------    -----------    -----------    -----------
     Sales                           $ 9,700,282    $ 8,943,883    $    10,694    $     1,428
                                     -----------    -----------    -----------    -----------
     Cost of sales                     5,134,172      4,193,586         21,248         13,130
     General & administrative          2,183,123      2,307,732        133,333        160,467
     Sales expense                     1,459,339      1,388,232            -0-            -0-
     Depreciation & amortization          83,795         87,569            -0-            -0-
                                     -----------    -----------    -----------    -----------
     Income (loss) from operations       839,853        966,764       (143,888)      (172,169)
     Interest expense                    (14,266)       (12,590)           -0-         (2,716)
     Other income (expense)               43,396          7,031        (78,424)       241,322
     Income taxes                        (41,754)       (42,119)           -0-         19,491
                                     -----------    -----------    -----------    -----------
     Net earnings (loss)             $   827,229    $   919,086    $  (222,312)   $    46,946
                                     ===========    ===========    ===========    ===========

     TEMPERATURE RECORDER OPERATIONS

     Sales increased $756,399 or 8.5 % for the current year as compared to the prior year. Cost of sales as a percent of sales was 52.9% for 2000 as compared to 46.9% in 1999. This change was primarily due to increased material and labor costs.

     Sales expense remained relatively constant for both years. This category of expense increased $71,107 or 1% in 2000 as compared to 1999. As a percent of sales, these expenses were 15% for 2000 and 15.5% for 1999.

     General and administrative expense decreased $124,609 or 1.4 % for 2000 as compared to 1999. Expressed as a percent of sales, the general and administrative expenses for 2000 was 22.5% and 25.8% for 1999. This reduction reflects a reassignment of certain staff to the Smart Label project.

     OILFIELD OPERATIONS AND OTHER

     There were no oil production operations conducted directly by the Company during the year ended April 30, 2000. However, financial results from the farm-out arrangement are reflected in the figures presented. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this period, and these expenses are reflected in the schedule above.

     Subsequent to the end of the April 30, 2000 fiscal year, by mutual agreement, the aforementioned farm-out arrangement was terminated and replaced by a new agreement. For further information regarding this matter, please refer to Note O-Subsequent Events of notes to consolidated financial statements.

     The other expenses relate to the Phoenix office of the Company which has functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a developmental location for aspects of software development.

COMPARISON OF SMART LABEL PROJECT AND EDS PROJECT FOR 2000 AND 1999

     Expenses for the research and development (R&D) business development projects are summarized in the following table:

                                       2000           1999          2000          1999
                                    -----------    -----------    ----------    ----------
                                    Smart Label    Smart Label   EDS/Software  EDS/Software
                                      Project        Project        Project       Project
                                    -----------    -----------    ----------    ----------
     Revenue                        $       -0-    $     9,233    $      -0-    $      -0-
                                    -----------    -----------    ----------    ----------
     Expenses(1)                        836,974        610,536       667,095           -0-
     Depreciation & amortization        197,552         30,000           -0-           -0-
                                    -----------    -----------    ----------    ----------
     Income (loss) operations        (1,034,526)      (631,303)     (667,095)          -0-
     Interest expense                  (155,819)      (137,824)          -0-           -0-
                                    -----------    -----------    ----------    ----------
     Net Expenses Invested in R&D   $(1,190,523)   $  (769,127)   $ (667,095)          -0-
                                    ===========    ===========    ==========    ==========

----------
(1)  Expenses  include   salaries,   rent,   materials,   equipment   purchases,
     consulting, travel and office costs. Some of these are PRORATA expenses based on US facilities and activities, but the majority of the line total is for the Malmo, Sweden, Vitsab(R) facility and related activities.

     The Vitsab(R) facility and associated activities was acquired in June 1998. Income of $9,233 for prototype materials delivered for testing is reflected for the nine months ended April 30, 1999. Other related expenditures for this project are included in this line.

     The EDS/Software project started during the year ended April 30, 2000, so there are no expenditures reflected in 1999 for this project.

     COMPARISON OF OPERATIONS FOR 1999 AND 1998

     The following schedule reflects the operational business segments for the years ended April 30, 1999 and 1998.

                                        1999           1998           1999           1998
                                     -----------    -----------    -----------    -----------
                                     Temperature    Temperature     Oilfield       Oilfield
                                      Recorder       Recorder      Operations     Operations
                                     Operations     Operations      and Other      and Other
                                     -----------    -----------    -----------    -----------
     REVENUE:
     Sales                           $ 8,943,883    $ 8,135,197    $     1,428    $     3,559
                                     -----------    -----------    -----------    -----------
     Cost of sales                     4,193,586      3,676,082         13,130         28,775
     General & administrative          2,307,732      1,925,715        160,467        153,492
     Sales expense                     1,388,232      1,223,991            -0-            -0-
     Depreciation & amortization          87,569         34,468            -0-            782
                                     -----------    -----------    -----------    -----------
     Income (loss) from operations       966,764      1,274,941       (172,169)      (179,490)
     Other income (expense)                7,031       (127,203)       241,322      2,221,008
     Interest expense                    (12,590)       (34,938)        (2,716)       (37,250)
     Income taxes                        (42,119)       (50,500)       (19,491)           -0-
                                     -----------    -----------    -----------    -----------
     Net earnings (loss)             $   919,086    $ 1,062,300    $    46,946    $ 2,004,268
                                     ===========    ===========    ===========    ===========

     TEMPERATURE RECORDER OPERATIONS

     Sales increased $808,686 or 10% for the current year as compared to the prior year ended April 30.

     Cost of sales increased $517,504 in 1999 as compared to 1998. As a percent of sales, this costs were 46.9% in 1999 and 45.1% in 1998.

     Sales expense for 1999 increased by a total of $164,241 or 13.4% over 1998. Expressed as a percent of sales, this expense remained constant at approximately 15% for both years.

     General and administrative expense as a percent of sales increased to 25.8% in 1999 as compared to 23.7% in 1998.

     The increase in depreciation and amortization resulted from equipment purchases and amortization of goodwill.

     Interest expense declined due to reduction of debt attributable to this segment of operations.

     OILFIELD OPERATIONS

     There were no crude oil sales in 1999. Income of $1,428 was derived from other operating sources.

     Cost of sales, which represent expenditures in maintaining the field declined $15,645 in 1999 as compared to 1998

     The increase of $6,975 in general and administrative expense was primarily due to professional fees.

     Interest decreased due to the reduction in interest bearing indebtedness attributable to this business segment.

     COMPARISON OF SMART LABEL PROJECT AND EDS PROJECT FOR 1999 AND 1998

     Expenses for the R&D business development projects are summarized in the following table:

                                        1999           1998           1999           1998
                                     -----------    -----------    -----------    -----------
                                     Smart Label    Smart Label   EDS/Software   EDS/Software
                                       Project        Project        Project        Project
                                     -----------    -----------    -----------    -----------
     Revenue                         $     9,233            -0-            -0-            -0-
                                     -----------    -----------    -----------    -----------
     Expenses(1)                         610,536            -0-            -0-            -0-
     Depreciation & amortization          30,000            -0-            -0-            -0-
                                     -----------    -----------    -----------    -----------
     Income (loss) operations           (631,303)           -0-            -0-            -0-
     Interest expense                   (137,824)           -0-            -0-            -0-
                                     -----------    -----------    -----------    -----------
     Net expenses invested in R&D    $  (769,127)           -0-            -0-            -0-
                                     ===========    ===========    ===========    ===========

----------
(1)  Expenses  include   salaries,   rent,   materials,   equipment   purchases,
     consulting, travel and office costs. Some of these are PRORATA expenses based on US facilities and activities, but the majority of the line total is for the Malmo, Sweden, Vitsab(R) facility and related activities.

     Costs for fiscal 1999 related to the Vitsab(R) facility and associated activities which was acquired in June 1998. Income of $9,233 for prototype materials delivered for testing is reflected for the nine months ended April 30, 1999. Other related expenditures for this project are included in this line.

     The EDS/Software project started during the year ended April 30, 2000, so there are no expenditures reflected in fiscal 1999 for this project.

     MANAGEMENT COMMENTS ON RECENT DEVELOPMENTS

     The following significant events took place during the period from May 1, 1999 to the date of this report:

     1. REPLACED AUSTRALIAN DISTRIBUTOR WITH SUBSIDIARY OPERATION Due to difficulties experienced the Company moved to preserve its market position and aggressive sales stance by buying out the contract and inventory of its existing distribution agency in Melbourne, Australia. A new company was then formed to perform the sales and distribution function. The Company hired the chief sales person away from the previous distribution company and appointed him to the position of chief of sales and administration of the new entity. This new entity is Cox Recorders, Australia, Ltd., Pty., and is a corporation formed under Australian law. The Company owns 95% of this subsidiary.

     2. HIRED SENIOR VICE PRESIDENT OF ENGINEERING, MR. URI M. DAHAN, AND BEGAN THE DEVELOPMENT OF THE EDS "SMART CARD" TEMPERATURE LOGGER As part of its ongoing efforts to achieve market leadership in technical products in temperature monitoring, the Company started development of its EDS "Smart Card" electronic temperature recorder. The conceptual origins of this product began in 1996 when plans were laid to create a technologically novel device for temperature monitoring. Late in 1999, the opportunity arose to hire a design expert in the field of design for devices of this type. The Company took the opportunity and hired Mr. Dahan to provide design and product development leadership for the product. The final phase of realization of this product from concept to prototype has been his primary responsibility. Mr. Dahan was elected a director of the Company in 1999. His qualifications are summarized in Part II, Item 1(c).

     3. HIRED SENIOR VICE PRESIDENT OF INFORMATION SYSTEMS, MR. MOHAMED HASSIM, TO COMPLEMENT THE HARDWARE DEVELOPMENT OF THE EDS "SMART CARD" TEMPERATURE LOGGER WITH COMPANION SOFTWARE With the advent of accelerated development of the EDS "Smart Card" electronic temperature recorder, a parallel effort was required to develop custom software to read the information from the device. Mr. Hassim, a software designer and engineer was hired to head up this project. Mr. Hassim has a distinguished background in software development, and is a talented software designer.

     4. INITIATED PURCHASE, DESIGN AND DEVELOPMENT OF A NEW HIGH-SPEED "SMART LABEL" MACHINE The Company has performed an in depth market assessment of demand for its Vitsab(R)"Smart Label" product. This assessment revealed that market viability would be dependent upon the ability to produce the product at high volumes during the initial phases of commercial introduction. Existing machinery for production was essentially "pilot plant" in scale; creation of new technology and machinery would therefore be necessary to achieve commercial readiness for the Vitsab(R)product. The Company engaged the services of a recognized designer and producer of automated production machinery. The machinery, as of the preparation of this document, is 90% complete as of the date of this report, and has been successfully operated in a preliminary trial. The value of the machinery is in excess of $1,100,000 (see item 10 below).

     5. OBTAINED FINANCING OF $2,500,000 FROM TECHNOLOGY INVESTORS, LLC Rapid expansion by the Company into new technologies has necessitated the acquisition of financing for investment purposes. The Company entered into an agreement with Technology Investors, LLC and its principals, Brian D. Fletcher and Kurt C. Reid, which yielded the $2,500,000 in investment capital to the Company. The details of this financing transaction appear in Note K - Related-Party Matters of the notes to the consolidated financial statements.

     6. HIRED CHIEF OPERATING OFFICERS, BRIAN D. FLETCHER AND KURT C. REID Mr. Fletcher and Mr. Reid agreed to join the Company as Co-Chief Operating Officers in 2000. Mr. Fletcher and Mr. Reid, along with President and CEO, Dr. James L. Cox, constitute the new executive management committee of the Company.

     7. HIRED PRESIDENT OF VITSAB, INC., JAMES R. MCCUE The Company has planned for the expansion of the Vitsab(R) operations in anticipation of commercial readiness and high volume production. Mr. McCue was hired to head up the expansion effort, and now serves as President of Vitsab, Inc., the core subsidiary for the Company's Smart Label operations. Mr. McCue has extensive experience in management and sales administration. He was formerly involved in medical equipment sales and sales administration for a large national firm.

     8. BEGAN PROCESS OF REDUCING EXPENSES IN THE COX RECORDERS ASSEMBLY OPERATION A review of operations within the Company revealed that reorganization of certain of its procedures, policies and manufacturing protocols related to recorder operations could result in substantial reductions in expenses. Management has started to make significant changes aimed at greater efficiency in workflow, more economic choices of outside services, and more competitive sourcing of materials for operations. Some manufacturing processes are being studied for automation, as well.

     9. DOWNSIZING AND EXPENSE REDUCTION AT THE PHOENIX OFFICE The Phoenix office of the Company has functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a developmental location for aspects of software development. Changes in the focus of some of these activities have opened the possibility to downsize the scope of these office functions. The Company has taken significant steps to reduce expenditure at the Phoenix office by staff reduction, reduction in leased space, and reduction of telecom service expense.

     10. ESTABLISHED BANKING RELATIONSHIP WITH LONG-TERM LOAN, LINE OF CREDIT AND LEASE FOR SMART LABEL MACHINE The Company has restructured its entire banking relationship. The need for restructuring arose from prior bank debt maturity and impending requirements for lease financing arising from the acquisition of automated machinery for the high-speed production of the Vitsab(R)product. Expansion of the new technologies, according to the Company's projections and budgetary analyses, also required a new credit line for working capital. All of these requirements have been recently resolved with the establishment of a new banking relationship to supplant the prior banking service provider. This refinancing/new financing transaction is a significant event in the overall expansion plan for the Company's future.
          Important details of this financing transaction appear in Note O - Subsequent Events of the notes to the consolidated financial statements.

     11. SET UP FRESHTAG(TM) RESEARCH AND MANUFACTURING, INC., TO CONCENTRATE ON THE DEVELOPMENT OF FRESHTAG(TM) PROJECT The Company was successful in the acquisition of patent rights to technology developed by the FDA, the FreshTag(TM). As sole patent rights holder, the Company is positioned to offer FreshTag(TM) product in the future to what appeAR to be a substantial market for this "Smart Label" technology. Projections of cash needs for the commercial realization of this technology, however, have necessitated a strategy of seeking of some outside funding for the project. A new subsidiary, FreshTag Research and Manufacturing, Inc., was formed to serve as the entity for performing the development, and as a vehicle for possible future equity financing of the project.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV of this Annual Report.


ITEM 9. DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) IDENTIFICATION OF DIRECTORS

     The following table lists certain information concerning the directors of the Company:

        NAME, POSITIONS AND                 DIRECTOR     TERM      CERTAIN OTHER
              OFFICES               AGE      SINCE      EXPIRES    CORPORATIONS
              -------               ---      -----      -------    ------------
     James L. Cox, President,       55        1995        (1)           (2)
     Chief Executive Officer
     and Chairman of the Board

     David K. Caskey, Secretary     38        1997        (1)           (3)
     and Treasurer

     Uri M. Dahan                   40        1999        (1)           --

     George M. Pigott               72        1997        (1)           --

     Michael E. Fonzo               60        1997        (1)           --

     Brian D. Fletcher              38        2000        (4)           --

     Kurt C. Reid                   40        2000        (4)           --
----------
(1)  Serves until next meeting of the Company's stockholders.
(2) Serves as President, Chief Executive Officer and Chairman of the Board of the Company's subsidiary, Twin-Chart, Inc.
(3) Serves as Secretary-Treasurer of Company's subsidiaries, Twin-Chart, Inc. and Transit Services, Inc.
(4)  Elected to serve until next meeting of the Company's stockholders.

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

                                                                                 EXECUTIVE
               NAME, POSITIONS AND                        OFFICER    TERM      CERTAIN OTHER
                     OFFICES                       AGE     SINCE    EXPIRES     CORPORATIONS
                     -------                       ---     -----    -------    ------------
     James L. Cox, President and                    55      1995      (1)            (2)
     Chief Executive Officer

     David K. Caskey, Secretary and Treasurer       38      1997      (1)            (3)

     Uri M. Dahan, Senior V.P. - Engineering        40      1999      (4)            --

     Robert W. Dupree, Chief Financial Officer      78      1980      (5)            --

     Brian D. Fletcher, Chief Operating Officer     38      2000      (4)            --

     Kurt C. Reid, Chief Operating Officer          40      2000      (4)            --

----------
(1)  Serves until replaced by the Board of Directors.
(2) Serves as President and Chief Executive Officer of Company's subsidiary, Twin-Chart, Inc. and Transit Services, Inc.
(3) Serves as Secretary and Treasurer of Company's wholly owned subsidiaries, Twin-Chart, Inc., and Transit Services, Inc.
(4)  Secured by employment contract and/or agreement.
(5)  Retires October 31, 2000

     (c) BUSINESS EXPERIENCE

DR. JAMES L. COX - PRESIDENT, CHIEF EXECUTIVE OFFICER - CHAIRMAN OF THE BOARD Dr. Cox has been an officer and director of the Company since August 1, 1995. He has served in the capacity of President and Chief Operating Officer from that date to the present. From November 1997 to the present, he has served as Chief Executive Officer. He has served in identical capacities in the two subsidiary corporations, Twin-Chart, Inc., and Transit Services, Inc., since 1986 and from 1977 to 1986, he served as Sales Manager and Executive Vice-President of Transit Services, Inc. He holds a Ph.D. from Stanford University and has held various teaching and research positions with Duke University, Stanford Research Institute and University of California, Santa Barbara.

DAVID K. CASKEY - SECRETARY AND TREASURER - MEMBER, BOARD OF DIRECTORS
Mr. Caskey has served as Secretary and Treasurer of the Company since 1996. He has served in the identical capacities in two wholly owned subsidiaries, Twin-Chart, Inc., and Transit Services, Inc., since 1990. He holds a B.A. degree from Long Beach State University and has been with the subsidiary corporations since 1987.

URI M. DAHAN - SENIOR VICE PRESIDENT, ENGINEERING - MEMBER, BOARD OF DIRECTORS Mr. Dahan has served as a director and officer of the Company since November 1999. He holds two engineering degrees, an MS in Manufacturing, Boston University and a BS in Industrial Engineering, Northwestern University. Since 1988, he has been actively engaged in both manufacturing and industrial engineering as a technical contributor in developing and introducing mechanical/electrical products and supervision of R&D projects. From 1993, he has been a designer and engineer for manufacturing of temperature monitoring systems.

BRIAN D. FLETCHER - CHIEF OPERATING OFFICER - MEMBER, BOARD OF DIRECTORS
Mr. Fletcher became an officer and director of the Company in March 2000. He has been a private investor for the past five years. Prior to that, he served for ten years as an investment representative for Edward Jones Co. He holds a B.S.B.A degree in Finance and Economics from Rockhurst College. He is a member of the Board of Directors of Piedmont Bank, Statesville, NC. and a Managing Director of Technology Investors, LLC, a group that has provided financing to the Company.

KURT C. REID - CHIEF OPERATING OFFICER - MEMBER, BOARD OF DIRECTORS
Mr. Reid became an officer and director of the Company in March 2000. He has been a private investor for the past 5 years. Previously, he served for twelve years as an investment representative for Edward Jones Co. He holds a B.S. Degree in Business Administration, Southern Illinois University at Carbondale. He is a Managing Director of Technology Investors, LLC, a group that has provided financing to the Company.

MICHAEL E. FONZO - MEMBER, BOARD OF DIRECTORS
Mr. Michael E. Fonzo has been Vice-President of AMS Industrial, Inc. since 1986, a firm engaged in engineering solutions for coal-fired power plants, coalmines and in conducting seminars to engineering companies. He holds a Master of Science from Catholic University, Chile and has held a teaching position with the University of the North, Chile. He has been a Sales and Marketing manager and consultant to several companies in the petrochemical field. From 1991 to 1993 he represented Cox Recorders in selected countries.

DR. GEORGE M. PIGOTT - MEMBER, BOARD OF DIRECTORS
Dr. Pigott was formerly Professor of Food Engineering and is Director of the Institute for Food Science and Technology, School of Fisheries, College of Ocean and Fishery Sciences at the University of Washington. He held these positions from approximately 1985 to 1999. He is the author of many papers presented at symposiums around the world and is a lecturer at several universities in the United States. For years, Dr. Pigott has been involved in research and development activities for the processing, preservation and packaging of aquatic products presented to the customer. He is a consultant in the field of shipment and quality control for the transit of perishable foods.

     (d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Disclosure of legal proceedings is contained in Note N - Commitments, Litigation and Contingencies of the notes to consolidated financial statements.

ITEM 11. EXECUTIVE COMPENSATION

     (a) Remuneration, on an accrual basis, paid to the executive officers and directors of the Company during the year ended April 30, 2000 was as follows:

               NAME OF INDIVIDUAL                   SALARIES, FEES      SECURITIES, PROPERTY,
                (WITH JOB CAPACITY)                 DIRECTOR'S FEES      INSURANCE, BENEFITS
                  OR NUMBER OF                        COMMISSIONS,         REIMBURSEMENT,
                PERSONS IN GROUP                      AND BONUSES        PERSONAL BENEFITS
                ----------------                      -----------        -----------------
James L. Cox, President, Chief Executive Officer        $134,575                None

David K. Caskey, Secretary and Treasurer                $ 78,440                None
President, Transit Services, Inc. Subsidiary

Uri M. Dahan, Senior V.P. - Engineering                 $ 73,006       Contract Contingency(1)

Robert W. Dupree, Chief Financial Officer               $100,000                None

Brian D. Fletcher, Chief Operating Officer              $     1(2)              None

Kurt C. Reid, Chief Operating Officer                   $     1(2)              None

James R. McCue, President Vitsab, Inc. Subsidiary       $ 8,462(3)              None

----------
(1) Employment contracts of Uri M. Dahan and Mohamed Hassim have provisions for bonuses based on sales of the EDS product line for the term of their contract and have certain guarantees of personal legal services to be provided.
(2) Brian D. Fletcher and Kurt C. Reid have received purchase options for Cox Technologies, Inc., shares in lieu of compensation.
(3)  James R. McCue was hired March 21, 2000

     (b) The Company does not have future plans to pay remuneration, directly or indirectly, to any of the above officers or directors other that direct salaries and bonuses as authorized by the Board of Directors.

     (c) The directors of the Company do not receive compensation for serving in their capacity other than reimbursement of expenses incurred related to company business. Transactions with management are disclosed in Note K - Related Party Matters of the notes to consolidated financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table show as of April 30, 2000 the effective number of shares of common stock of the Company owned by every person owning of record or known by the Company as owning beneficially more than 5 percent of the outstanding common stock.

     a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The  number  of  shares  and  percentage   ownership  represents  effective
ownership in the Company.

                  NAME AND ADDRESS           AMOUNT AND NATURE OF     PERCENT OF
TITLE OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNERSHIP        CLASS
--------------    ----------------           --------------------        -----

Common Stock     James L. Cox                7,087,000 shares             23.7%
(no par value)   69 McAdenville Rd.          Record and Beneficial
                 Belmont, NC

Common Stock     Vitsab, AG                  3,125,734 shares             10.4%
(no par value)   Stenyxegatan 21 S-213 76    Record
                 Malmo, Sweden

Common Stock     Technology Investors, LLC   2,000,000 shares
(no par value)   191 Bridgeport Drive        Beneficial                    6.7%
                 Mooresville, NC

Common Stock     Brian D. Fletcher           2,503,000 shares(1)
(no par value)   191 Bridgeport Drive        Beneficial                    8.4%
                 Mooresville, NC

Common Stock     Kurt C. Reid                2,500,000 shares(1)           8.4%
(no par value)   102 La Bellevue Street      Beneficial
                 Morganton, NC

----------
(1) Includes the 2,000,000 shares beneficially owned by Technology Investors, LLC of which Mr. Fletcher and Mr. Reid are principals.

     For further information concerning ownership interests, see Note K - Related-Party Matters of the notes to consolidated financial statements.

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows as of April 30, 2000, all shares of the Company stock beneficially owned by the officers and directors of the Company as a group:

                                             AMOUNT AND NATURE OF      PERCENT
TITLE OF CLASS      NAME OF SECURITY         BENEFICIAL OWNERSHIP      OF CLASS
--------------      ----------------         --------------------      --------

Common Stock      Cox Technologies, Inc.           8,937,811             29.9%
(no par value)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     David K. Caskey, Secretary and Treasurer, and Director of the Company is the brother-in-law of James L. Cox, President, Chief Executive Officer, and Chairman of the Board of the Company.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Consolidated Financial Statements:

          *    Balance sheets as of April 30, 2000 and April 30, 1999
          * Statement of operations and accumulated deficit for the years ended April 30, 2000, 1999 and 1998
          * Statement of shareholders' investment for the years ended April 30, 2000, 1999 and 1998
          * Statement of cash flows for the years ended April 30, 2000, 1999 and 1998

     (b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended April 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COX TECHNOLOGIES, INC.
                                            (Registrant)


July 28, 2000                           By /s/ James L. Cox
                                           -------------------------------------
                                           James L. Cox
                                           President and Chief Executive Officer

July 28, 2000                           By /s/ Robert W. Dupree
                                           -------------------------------------
                                           Robert W. Dupree
                                           Chief Financial Officer
                                           (Principal financial and accounting
                                           officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 28, 2000.

                                        By /s/ James L. Cox
                                           -------------------------------------
                                           James L. Cox
                                           President and Chief Executive Officer
                                           and Chairman of the Board
                                           (Principal executive officer)

                                        By /s/ David K. Caskey
                                           -------------------------------------
                                           David K. Caskey
                                           Secretary and Treasurer and Director

                                        By /s/ George M. Pigott
                                           -------------------------------------
                                           George M. Pigott
                                           Director

                                        By /s/ Michael E. Fonzo
                                           -------------------------------------
                                           Michael E. Fonzo
                                           Director

                                        By /s/ Brian D. Fletcher
                                           -------------------------------------
                                           Brian D. Fletcher
                                           Chief Operating Officer and Director

                                        By /s/ Kurt C. Reid
                                           -------------------------------------
                                           Kurt C. Reid
                                           Chief Operating Officer and Director

                                        By /s/ Uri M. Dahan
                                           -------------------------------------
                                           Uri M. Dahan
                                           Executive Vice President and Director

                                    CONTENTS

                                                                      PAGE
                                                                      ----
Independent Auditors' Report........................................  F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets....................................  F-2

     Consolidated Statements of Income..............................  F-3

     Consolidated Statements of Changes in Stockholders' Equity.....  F-4

     Consolidated Statements of Cash Flows..........................  F-5 - F-6

     Supplemental Schedule of Non-Cash Investing and
     Financing Activities...........................................  F-7

     Notes to Consolidated Financial Statements ....................  F-8 - F-32

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Cox Technologies, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cox Technologies, Inc., as of April 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and of cash flows for the years ended April 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Technologies, Inc., at April 30, 2000 and 1999, and the results of its operations and cash flows for the years ended April 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


                                        Certified Public Accountants
                                        Bedinger & Company

June 14, 2000
(Except Note O, which is
July 13, 2000 and Note E
which is July 19, 2000)

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                         April 30,
                                                               -------------------------------
                                                                  2000                1999
                                                               ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,225,192       $  1,250,810
  Accounts receivable, less allowance for doubtful
   accounts of $28,524 and $28,664 at April 30, 2000
   and 1999, respectively                                         1,627,601          1,599,079
  Inventory (Note B)                                              1,625,615          1,542,663
  Investment in securities (Notes C and I)                          300,000            351,211
  Notes receivable - current (Note D)                                24,948             30,477
  Prepaid expenses                                                    3,113             65,860
                                                               ------------       ------------
       TOTAL CURRENT ASSETS                                       5,806,469          4,840,100

  Property and equipment (Net) (Note E)                           5,406,760          5,109,762
  Deposits                                                          124,129             23,692
  Goodwill (Notes A and I)                                        3,158,706          2,886,783
  Notes receivable-non-current portion (Note D)                      19,970             16,855
  Patents                                                           203,208                  0
                                                               ------------       ------------

       TOTAL ASSETS                                            $ 14,719,242       $ 12,877,192
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note G)               $    912,451       $    582,542
  Income taxes payable (Note F)                                           0             34,720
  Current portion of long-term debt (Notes H and K)               1,486,914          1,651,949
                                                               ------------       ------------
       TOTAL CURRENT LIABILITIES                                  2,399,365          2,269,211

  Long-term debt (Notes H and K)                                  2,928,359            581,374
  Minority interest (Note A )                                             0                669
                                                               ------------       ------------

                                                                  5,327,724          2,851,254
                                                               ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS' EQUITY
  Common stock, no par value; authorized - 100,000,000
   shares; issued and outstanding; 24,414,725 shares at
   April 30, 2000 and 23,618,261 shares at April 30, 1999        20,868,467         20,306,098
  Common stock subscribed                                            58,100             58,100
  Contributed capital                                               420,982            420,982
  Treasury stock                                                          0            (45,920)
  Accumulated deficit                                           (11,920,132)       (10,667,609)
  Less - Notes receivable for common stock:
    Subscribed (Notes J and K)                                      (35,899)           (45,713)
                                                               ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                 9,391,518         10,025,938
                                                               ------------       ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 14,719,242       $ 12,877,192
                                                               ============       ============

                       See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS  ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                          Years Ended April 30,
                                                           ------------------------------------------------
                                                               2000              1999              1998
                                                           ------------      ------------      ------------
REVENUE:
  Sales                                                    $  9,710,976      $  8,954,544      $  8,138,756
                                                           ------------      ------------      ------------

      TOTAL REVENUE                                           9,710,976         8,954,544         8,138,756
                                                           ------------      ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                               5,277,651         4,410,208         3,704,857
  General and administrative expenses                         2,711,934         2,468,199         2,079,207
  Sales expense                                               1,649,247         1,388,232         1,223,991
  Depreciation and amortization                                 281,347           117,569            35,250
  Research and development                                      796,275           407,044                 0
                                                           ------------      ------------      ------------
      TOTAL EXPENSES                                         10,716,454         8,791,252         7,043,305
                                                           ------------      ------------      ------------

      INCOME (LOSS) FROM OPERATIONS                          (1,005,478)          163,292         1,095,451
                                                           ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Other income (expense) (Notes C and E)                        (35,028)          248,353         2,093,805

  Interest expense                                             (170,263)         (153,130)          (72,188)
                                                           ------------      ------------      ------------

      TOTAL OTHER INCOME (EXPENSE)                             (205,291)           95,223         2,021,617
                                                           ------------      ------------      ------------

Earnings (loss) before income taxes                          (1,210,769)          258,515         3,117,068

Provisions for income taxes (Note F)                             41,754            61,610            50,500
                                                           ------------      ------------      ------------

NET EARNINGS (LOSS)                                        $ (1,252,523)     $    196,905      $  3,066,568
                                                           ============      ============      ============
BASIC:
  NET EARNINGS (LOSS) PER SHARE (NOTE A)                   $       (.05)     $        .01      $        .15
                                                           ============      ============      ============
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       24,222,547        21,368,188        19,905,313
                                                           ============      ============      ============

                       See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS  ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      Years Ended April 30,
                                                         ------------------------------------------------
                                                            2000               1999              1998
                                                         ------------      ------------      ------------
ACCUMULATED DEFICIT, beginning of year                   $(10,667,609)     $(10,598,719)     $(13,665,287)
  as previously reported

  Prior period adjustment (Note M)                                              265,795
                                                         ------------      ------------      ------------
  Accumulated deficit beginning of year, as restated      (10,667,609)      (10,964,514)      (13,665,287)

NET EARNINGS (LOSS)                                        (1,252,523)          196,905         3,066,568
                                                         ------------      ------------      ------------

ACCUMULATED DEFICIT, end of year                         $(11,920,132)     $(10,667,609)     $(10,598,719)
                                                         ============      ============      ============


                                                                            Common Stock
                                                         ------------------------------------------------
                                                           Number of                          Contributed
                                                            Shares            Amount            Capital
                                                         ------------      ------------      ------------
BALANCE at April 30, 1997                                  19,905,188      $ 20,041,562      $    220,872
  Shares issued                                                   250


BALANCE at April 30, 1998                                  19,905,438        20,041,562           220,872
  Shares issued:
   Acquisition of subsidiary                                3,375,734           843,933
   Reimbursement of  former officer (Note N)                  525,483            65,685           200,110
  Shares reacquired                                          (188,394)         (311,047)
  Share value reduced                                                          (334,035)


BALANCE at April 30, 1999                                  23,618,261        20,306,098           420,982
  Shares issued:
   Acquisition of subsidiary                                  571,462           235,728
   Issued                                                     215,002           326,641
  Share adjustment                                             10,000
                                                         ------------      ------------      ------------
BALANCE at April 30, 2000                                  24,414,725      $ 20,868,467      $    420,982
                                                         ============      ============      ============

                       See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS  ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                    Years Ended April 30,
                                                       ---------------------------------------------
                                                          2000             1999             1998
                                                       -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  $(1,252,523)     $   196,905      $ 3,066,568
  Adjustments to reconcile net earnings (loss)
  to net cash used by operating activities:
    Depreciation and depletion                              83,795           80,873           31,273
    Minority interest                                         (669)               0           (2,005)
    Allowance for doubtful accounts                           (140)            (863)            (473)
    Amortization of goodwill                               197,552           36,696            3,977
    Deferred taxes                                               0                0          (30,000)
    (Acquisition) disposition of goodwill                 (469,475)      (2,875,000)          26,231
    Revaluation of shares                                        0         (334,035)               0
    Prior period adjustment                                      0         (265,795)               0

CHANGES IN  ASSETS AND LIABILITIES:
  (Net of effect from purchase of Twin-Chart, Inc.
   for the year ended April 30, 1997)
  (Increase) decrease in current assets:
    Accounts receivable                                    (28,382)         139,481         (494,728)
    Inventory                                              (82,952)        (499,132)        (286,039)
    Prepaid expenses                                        62,747          286,283         (341,635)

  (Increase) decrease in non-current assets:
    Deposits                                              (100,437)         (18,402)          (1,400)

  Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses                  329,909          225,731         (132,929)
    Income taxes payable                                   (34,720)         (17,550)          51,870
                                                       -----------      -----------      -----------

NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES       (1,295,295)      (3,044,808)       1,890,710
                                                       -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Patents                                                 (203,208)               0                0
  Investment in securities                                       0          (11,711)        (300,000)
  Purchase of property and equipment                      (380,793)      (1,456,392)         (37,090)
  Disposition of equipment                                       0                0           50,382
  Loss realized on disposition of securities                51,211          180,500           50,000
  Amounts repaid  on notes receivable                            0                0           58,100
                                                       -----------      -----------      -----------

NET CASH (USED) BY INVESTING ACTIVITIES                   (532,790)      (1,275,892)        (178,608)
                                                       -----------      -----------      -----------

                       See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS  ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                     Years Ended April 30,
                                                        ---------------------------------------------
                                                           2000             1999             1998
                                                        -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Purchase) sale of treasury stock                          45,920                0          (45,920)
  Issuance of securities                                    562,369        1,109,728                0
  Amounts loaned on notes receivable                        (40,111)         (12,772)          (9,006)
  Amounts repaid on notes receivable                         42,525            5,771            8,254
  Amounts borrowed under notes payable                    3,487,513        2,275,869           78,069
  Amounts repaid on notes payable                        (1,305,563)        (756,350)        (231,539)
  Repayment (additions) to subscriptions receivable           9,814          696,077          (54,034)
  Reacquisition of common stock (net)                             0         (311,047)               0
                                                        -----------      -----------      -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          2,802,467        3,007,276         (254,176)
                                                        -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                             974,382       (1,313,424)       1,457,926

CASH AND CASH EQUIVALENTS, beginning of year              1,250,810        2,575,945        1,118,019
                                                        -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                  $ 2,225,192      $ 1,262,521      $ 2,575,945
                                                        ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURE:
  Interest paid                                         $   170,263      $   153,130      $    36,345

  Income taxes paid                                     $         0      $    19,039      $    26,326

                       See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
YEARS  ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                     Years Ended April 30,
                                                        ---------------------------------------------
                                                           2000             1999             1998
                                                        -----------      -----------      -----------
Write-down for unrealized loss on
  available for sale securities                           $   0            $180,500          $   0

                       See Notes to Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cox Technologies, Inc. (the Company) was incorporated as Mericle Oil Company in 1968, an Arizona corporation. In August 1975 its name was changed to Energy
Reserve, Inc. In November 1994, Energy Reserve acquired Twin-Chart, Inc. (Twin-Chart conducts its operations exclusively through a wholly owned subsidiary Transit Services, Inc., under the name and style of Cox Recorders). Following this acquisition, Dr. James L. Cox became an officer and director of the Company and its primary business focus changed from crude oil operations to temperature recording and monitoring operations.

In 1997 Dr. Cox become President, Chief Executive Officer and Chief Operating Officer, and Mr. Alfred P. Sprenger, the former President became the Chairman of the Board of Directors which was expanded to five members.

In April 1998, the Company changed its name to Cox Technologies, Inc. and in June 1998 acquired Visual Indicator Tag Systems, AB (Vitsab) a Swedish corporation. In 1999, the business and operations formerly conducted by Vitsab were transferred to a wholly owned subsidiary corporation, Vitsab, Inc.

In March 2000, the Company formed Freshtag Research and Manufacturing, Inc. as a wholly owned subsidiary.

In April 2000 the Company established a management executive committee comprised of Dr. Cox, Mr. Fletcher and Mr. Reid to recommend strategy of the Company to the Board of Directors and manage the overall Company.

For further information on organization matters, reference is made to Note K, in the notes to the consolidated financial statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Twin-Chart, Inc., Vitsab, Inc., Freshtag Research and Mfg., Inc. (a development stage company) and Cox Temperature Recorders Ltd., Pty. All significant intercompany accounts and transactions have been eliminated.

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

h. INVENTORY

Inventory at April 30, 2000 and 1999 consists primarily of raw material, work-in-progress and finished goods related to transit temperature recording instruments; manufactured by Transit Services. Inventories are stated at the lower of cost (first-in, first-out method) or market.

i. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes are provided based on earnings reported for financial statements purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes.

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

j. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in two money market accounts (totaling $584,820 and $202,483 at April 30, 2000 and 1999 respectively) with a high quality financial institution. At April 30, 2000 and 1999, substantially all cash and cash equivalents were on deposit with one

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

j. CONCENTRATION OF CREDIT RISK (CONTINUED)

financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Accounts receivable from the ten largest customers amounted to approximately 37% of the total accounts receivable at April 30, 2000. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 2000 and 1999 the allowance for doubtful accounts was $28,524 and $28,664, respectively.

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

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

m. GOODWILL

Goodwill created in the acquisition of the consolidated subsidiaries is being amortized over 15 to 22 years. Accumulated amortization amounted to $248,248 and $50,696 at April 30, 2000 and 1999, respectively.

n. BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." The Company has a complex capital structure with significant potential common shares. However, basic earnings per common share is based on the weighted average number of common shares outstanding during each year (2000 - 24,222,547; 1999 - 21,368,188; 1998 - 19,905,313). Potential common shares from the Senior Subordinated Convertible Promissory Note are anti-dilutive for the period ending April 30, 2000 and have been excluded from the earnings per share calculations.

o. LONG-LIVED ASSETS

The Company has implemented the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets." In evaluating the recoverability of the Company's oil and gas properties, management evaluated the current fair market value and expected future cash flows of its assets and concluded that the fair market value of its oil and gas properties is in excess of their cost as of April 30, 2000. The Company had recently obtained a report from an independent petroleum engineer which reconfirmed that the quantity of oil reserves in the oil properties continues to be approximately 55,000,000 barrels and further stated that the value thereof is equal to or greater than the recorded cost.

p. RECLASSIFICATIONS

Certain   reclassifications   have  been  made  to  the  consolidated  financial
statements as of April 30, 1999 to conform to the classifications used as of April 30, 2000.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE B - INVENTORY

Inventory at April 30, 2000 and 1999 consists of the following:

                                        2000             1999
                                     ----------       ----------
               Raw materials         $  654,238       $  367,752
               Work-in-process          290,103          315,690
               Finished goods           681,274          859,221
                                     ----------       ----------

                                     $1,625,615       $1,542,663
                                     ==========       ==========

NOTE C - INVESTMENT IN SECURITIES

In March 1992, as part of a February 1992 agreement to acquire securities of Pan American Energy, Inc., (PAEC) a public corporation, the Company traded certain California real estate lots in exchange for 4,000,000 Series "A" common stock warrants and the right to purchase 2,000,000 additional such warrants at ten cents ($.10) per warrant. The Company did not recognize a gain on the exchange and has recorded the cost of the warrants at the $30,000 recorded cost of the lots. The loss on these securities of $30,000 was realized during the year ended April 30, 2000.

INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

     O.T.S. HOLDINGS, INC.

In February 1992, the Company entered into an agreement with O.T.S. Holdings, Inc. (O.T.S.) a public corporation to sell certain mining equipment. The Company issued 50,000 shares of its common stock in exchange for $10,000 cash and 190,000 shares of 10% Cumulative Convertible Income Preferred stock of O.T.S. The transaction was valued at $200,000 comprised of $50,000 for the Company common stock at $1.00 per share and $150,000 for the mining equipment.

Because of certain litigation in 1998, the value of the O.T.S shares was written down to $9,500.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE C - INVESTMENT IN SECURITIES (CONTINUED)

O.T.S. HOLDINGS, INC. (CONTINUED)

A valuation allowance was established reducing the carrying amount to $.05 per share because the core business of O.T.S. was still considered sound. However in 1999 discussions with market makers indicated that the value of O.T.S. had further declined and accordingly, the unrealized loss was written off. The loss on these available for sale securities of $9,500 was realized during the year ended April 30, 2000.

Securities held at April 30, 2000 and 1999 were comprised as follows:

                                                        2000
                                     ------------------------------------------
                                                      Current         Unrealized
                                       Cost            Value             Loss
                                     --------         --------         --------
Vitsab AG                            $300,000         $300,000         $      0
                                     --------         --------         --------

                                     $300,000         $300,000         $      0
                                     ========         ========         ========

                                                        1999
                                     ------------------------------------------
                                                      Current         Unrealized
                                       Cost            Value             Loss
                                     --------         --------         --------
Vitsab AG                            $300,000         $300,000         $      0
Pan American Energy, Inc. Warrants     30,000           30,000                0
O.T.S. Holdings, Inc. Stock           190,000            9,500                0
Other                                  11,711           11,711                0
                                     --------         --------         --------

                                     $531,711         $351,211         $      0
                                     ========         ========         ========

NOTE D - NOTES RECEIVABLE

Notes receivable at April 30, 2000 and 1999 consists of:

                                                                  April 30
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
Unsecured note receivable, due October 6, 2000
plus accrued interest at 13%                                 $ 6,395     $16,989
Other                                                         38,523      30,343
                                                             -------     -------
                                                              44,918      47,332
Less: current portion                                         24,948      30,477
                                                             -------     -------

                                                             $19,970     $16,855
                                                             =======     =======

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT

At April 30, 2000 and 1999, property and equipment are summarized by major classification as follows:

OIL AND GAS PROPERTIES AND EQUIPMENT                      2000           1999
                                                       ----------     ----------
Intangible drilling costs                              $  883,023     $  883,023
Lease and well equipment                                1,828,881      1,828,881
Leasehold improvements                                    722,630        715,891
Undeveloped leases                                         72,167         72,167
Repurchased participating interests                     2,608,640      2,608,640
Other                                                     173,196        170,696
                                                       ----------     ----------
                                                        6,288,537      6,279,298

Less: accumulated depreciation and depletion            2,768,747      2,767,860
                                                       ----------     ----------
                                                        3,519,790      3,511,438
                                                       ----------     ----------
MANUFACTURING PROPERTY AND EQUIPMENT

Tooling                                                   473,139        230,665
Machinery and equipment                                 1,680,498      1,306,132
Office furniture and equipment                             84,510          8,106
Leasehold improvements                                    248,345        235,333
                                                       ----------     ----------
                                                        2,486,492      1,780,236

Less: accumulated depreciation and depletion              599,522        181,912
                                                       ----------     ----------

                                                        1,886,970      1,598,324
                                                       ----------     ----------

                                                       $5,406,760     $5,109,762
                                                       ==========     ==========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

OIL AND GAS PROPERTIES (CONTINUED)

MITCHEL SUBLEASES

The Mitchel subleases located in the Chico-Martinez field of Kern County, California consists of 380 acres, on which 52 oil wells have been drilled and completed.

BACON HILLS SUBLEASE

This sublease, located in the Chico-Martinez field, Kern County, California, consists of approximately 260 acres, on which ten oil wells have been drilled and completed. The acquisition of this sublease, in conjunction with the Mitchell subleases, provided the Company with an entire leasehold interest in a full section of land.

As previously disclosed in earlier reports, the sublessor had declared this sublease in default due to the failure by the Company to meet certain well drilling requirements. In May 2000, the company paid the sublessor $50,000 to cure the default. By agreement and amendment to the sublease, the sublessor acknowledged that all drilling requirements had been fulfilled, and that the Company had no further obligation to drill any additional wells, and that any and all notices of default were cancelled, and that the sublease was in full force and effect.

COMBINED MITCHEL AND BACON SUBLEASES

During 2000, 1999 and 1998 the Company did not drill any wells on the subleases as to which all drilling requirements have been satisfied.

Landowner and overriding royalty interests in both subleases are 21.66 percent.

During 2000, 1999 and 1998, the Company produced approximately 2,000 gross barrels of oil, on the combined Mitchel and Bacon Hills subleases. During 2000, 1999 and 1998, the Company had no steaming operations.

In July 2000, the Company entered into an agreement with the existing Operator. The new agreement voids and replaces all previous agreements made with the Operator.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

COMBINED MITCHEL AND BACON SUBLEASES (CONTINUED)

The terms and conditions of the new agreement are as follows:

1) The Operator will be reimbursed 120% his capital investment, or $106,800. This reimbursement will be paid to the Operator in the net profit of the field, not to exceed 50% of the net profit, up to the point that the Operator is paid in full.
2) Afterwards, the Operator will receive the greater of $2,000 per month, or 7% of the net profit of the field.
3) The Operator agrees to allow the Company to cancel the agreement at any time, with the full payment of the Operator's capital investment, including the 20% markup.
4) The Operator will make phase-in proposals to the Company for logical improvements of the field. The Company will approve and then fund these improvements at its discretion.

Under the agreement, the Company retains all supervision over the Operator, and will directly receive all revenue produced by the field.

Under this Agreement, the Company will not require any significant amount of additional capital to continue operations of its oil properties in 2000 and the next few years.

OIL AND GAS PROPERTIES

COGENERATION SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION (COGEN/TEOR)

The major activity of the Company concerning the properties during the period from 1984 to 1991 was directed toward the implementation of a proposed COGEN/TEOR Project to be located on the Mitchel sublease, with the capability of serving the combined Mitchel and Bacon Hills subleases with a steam flood enhanced oil recovery operation and provide for the sale of power to a California public utility. ERES Cogenics, Inc., a wholly owned subsidiary, was formed in August 1987 to be the builder/owner/operator of the COGEN/TEOR facilities. The Company signed a power purchase agreement with the Pacific Gas and Electric Company (PG&E) for the delivery by the Company of 20.5 megawatts of electricity no earlier than June 1, 1989 and no later than December 1991. The agreement further provided for delivery and the purchase of up to 45 megawatts of power in later years. Contracts were signed or negotiated with responsible

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

OIL AND GAS PROPERTIES

COGENERATION SYSTEM AND THERMALLY ENHANCED OIL RECOVERY OPERATION (COGEN/TEOR)

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

OTHER MATTERS

Geological and geophysical costs for the years ended April 30, 2000 and 1999 were not significant.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES

The provisions for income taxes consists of:

                                                  Years Ended April 30
                                       -----------------------------------------
                                        2000             1999             1998
                                       -------          -------          -------
Current:
  Federal                              $     0          $46,500          $10,500
  State                                 14,754           25,000           70,000
                                       -------          -------          -------

                                        14,754           71,500           80,500
                                       -------          -------          -------
Deferred:
  Federal                               27,000            9,890           30,000
                                       -------          -------          -------
  State                                      0                0                0
                                       -------          -------          -------

                                        27,000            9,890           30,000
                                       -------          -------          -------

                                       $41,754          $61,610          $50,500
                                       =======          =======          =======

The Company and its subsidiaries file consolidated federal income tax returns. There is an aggregate federal net operating loss carryover of approximately $8,500,000 available to reduce future federal taxable income of the parent company. These net operating loss carryovers will expire in various amounts between 2001 and 2020.

The Company also has available unused investment tax credits of $154,000 which will expire in 2001

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at federal and state statutory rates to the income tax provision for the years ended April 30, 2000 and 1999 are as follows:

                                                              2000
                                                  -----------------------------
                                                         Currently Payable
                                                  -----------------------------
                                                  Consolidated       Deferred
                                                  -----------       -----------

Pre-tax accounting income (loss)                  $(1,210,769)
                                                  ===========
Tax at statutory rates
  Federal                                         $         0       $    27,000
                                                  ===========       ===========
  State                                           $    14,000       $         0
                                                  ===========       ===========

                                                              1999
                                                  -----------------------------
                                                        Currently Payable
                                                  -----------------------------
                                                  Consolidated       Deferred
                                                  -----------       -----------

Pre-tax accounting income                         $   258,515
                                                  ===========
Tax at statutory rates:
  Federal                                             105,500       $    (9,890)
  State                                                25,000

     Utilization of net operating
     loss carryforward                                (59,000)
                                                  -----------       -----------
                                                  $    71,500       $    (9,890)
                                                  ===========       ===========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at April 30, 2000 and 1999 consist of the following:

                                                                April 30
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------

Trade accounts payable                                   $767,063      $508,097
Accrued vacation payable                                   73,121        68,179

Other accounts payable and accrued expenses                72,267         6,266
                                                         --------      --------

                                                         $912,451      $582,542
                                                         ========      ========

NOTE H - NOTES AND CONTRACTS PAYABLE

The following is a summary of notes and contracts payable at April 30, 2000 and 1999:

                                                              April 30
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Unsecured notes payable to individuals due in
monthly installments of $2,955, including
interest at 8%, through  December 2001 (see
Note I).                                              $   19,485     $   46,837

Note payable secured by treasury stock, due in
monthly installments of $2,000 plus accrued
interest at 6.67% through March 2000.                          0          8,591

10% Senior Subordinated Convertible Promissory
Note due March, 2005 (principal amount of the
note and accrued interest are convertible into
the Company's no par common stock at a conversion
price of $1.25 per share.)                             2,500,000              0

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE H - NOTES AND CONTRACTS PAYABLE (CONTINUED)

                                                              April 30
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Advance against full lease/purchase finance
which was not completed at April 30, 1999.                     0        217,731

Other unsecured current notes payable                          0         31,376

Note payable to bank, secured under general
security agreement, due in monthly installments
of interest only at prime plus 1% until July 2000.       100,000         99,270

Note payable to bank, secured under general
security agreement, due in monthly installments
of $18,352, including interest at 11.5%, through
March 2002.                                              476,033        616,301

Unsecured note payable to an individual, due
in June 2000 including interest at 12%.                  100,000              0

Note payable to bank, secured by Certificate of
Deposit in the amount of $1,000,000. Interest
only due in monthly installments at 7.6% until
demand is made for principle.                                  0      1,000,000


Unsecured note payable to an individual, due
upon demand plus interest at 10%.                         20,000              0

Capital lease payable, secured by equipment for
60 months. Monthly payments are $560 through
January 2005                                              21,681              0

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE H - NOTES AND CONTRACTS PAYABLE (CONTINUED)

                                                              April 30
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Capital lease payable, secured by equipment for
36 months. Monthly payments are $483 through
August 2002.                                              10,963              0


Capital leases payable, secured by equipment for
60 months. Monthly payments are $5,804 through
June 2004                                                226,239              0

Capital leases payable, secured by equipment for
60 months. Monthly payments are $8,156 through
June 2004                                                296,351              0

Unsecured Note payable to bank, due July 2000
plus accrued interest at prime plus 1%.                  500,000              0

Note payable to bank, secured under general
security agreement, due in monthly installments
of $7,560, including interest at 8.5%, through
January 2002.                                            144,521        213,217
                                                      ----------     ----------

TOTAL                                                  4,415,273      2,233,323

Less: current portion                                  1,486,914      1,651,949
                                                      ----------     ----------

                                                      $2,928,359     $  581,374
                                                      ==========     ==========

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE H - NOTES AND CONTRACTS PAYABLE (CONTINUED)

Aggregate maturities of long-term borrowings over the next five fiscal years are as follows: (See also information disclosed Note O to the notes to consolidated financial statements)

     YEARS ENDED APRIL 30                                         AMOUNT
     --------------------                                         ------
            2001                                                $1,486,914
            2002                                                   126,875
            2003                                                   123,154
            2004                                                   122,154
            2005                                                 2,555,655

NOTE I - ACQUISITION OF VITSAB AB

In November 1997, the Company acquired a nominal interest in Vitsab, AG (Vitsag), a corporation formed under the laws of the Country of Switzerland, for $300,000. In June 1998 the Company acquired all of the outstanding shares of Visual Indicator Tag Systems, AB (Vitsab), a corporation formed under the laws of the Country of Sweden, and a wholly owned subsidiary of Vitsag. The acquisition was accomplished by the issuance of 3,375,734 shares of the Company's unregistered common stock, 950,000 shares of the common stock of Vitsab, Inc., a wholly owned subsidiary of the Company, in the formation stage, with 4,750,000 issued shares of common stock outstanding, and the assumption of certain debt owed by Vitsab to an unrelated company. The shares issued by the Company represented approximately 14% of the outstanding shares after the shares had been issued. The transaction has been accounted for as a purchase and the results of Vitsab's operations have been included in the accompanying consolidated financial statements since the date of acquisition, which was June 30, 1998. The total cost of the acquisition was approximately $2,594,000 including debt assumed of approximately $1,750,000, which exceeded the fair value of the net assets of Vitsab at that date by approximately $864,000. The excess of purchase price over net assets acquired, or goodwill, is being amortized on a straight-line basis over 22 years.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE I - ACQUISITION OF VITSAB AB (CONTINUED)

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
                                        ----------

                                        $2,682,000
                                        ==========

The  following   summarized   proforma   (unaudited)   information  assumes  the
acquisition had occurred on May 1, 1998 and 1997:

                                           1999                1998
                                        -----------         -----------

     Net assets                         $ 7,934,711         $ 4,435,997
                                        ===========         ===========

     Income (loss) before taxes         $    76,515         $   (75,667)
                                        ===========         ===========

     Net income (loss)                  $    14,572         $  (209,359)
                                        ===========         ===========


In 2000, Vitsab filed for bankruptcy in Sweden and its activities were transferred to a Swedish corporation and Vitsab, Inc. which is currently operating as a wholly owned subsidiary of Cox Technologies, Inc. Neither of these new entities had any revenues in the year ended April 30, 2000.

NOTE J - COMMON STOCK

SHARES ISSUED IN EXCHANGE FOR INTEREST-BEARING NOTES

The Company has issued shares of its common stock in exchange for notes receivable. The financial statements show the outstanding shares and the related notes receivable as an offset against stockholders' equity.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE K - RELATED-PARTY MATTERS

As discussed below, certain transactions have been consummated with parties related to the Company and its management.

The ownership of the Company's common stock by Dr. Cox, Vitsag, Company directors, employees, and other related parties is summarized as of April 30, 2000 as follows:

                                                              Percentage
                                                              ----------

     Dr. Cox (of record & beneficial)                            23.7
     Vitsag (of record)                                          10.4
     Technology Investors, LLC (Beneficial)                       6.7
     Brian D. Fletcher (Beneficial)                               8.4
     Kurt C. Reid  (Beneficial)                                   8.4

In October 1998, the Board of Directors (Board) reviewed the status and longevity of certain agreements with shareholders. As of the Board's review date, there was an aggregate of $875,650 due on all of the promissory notes secured by 1,325,800 of the issued shares. The ten (10) day running average market price of the Company's common stock was $0.30 per share on the review date. Mr. Sprenger and the certain related parties were each offered the following options regarding their stock purchases:

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

Final disposition of the share purchase agreements was reached prior to April 30, 1999 with the cancellation of 188,394 common stock shares and the refund of $25,300 to certain other parties and the realization of money or debt reduction for the balance of the 1,137,406 common stock shares aggregating $255,916. By resolution of the common stock purchase agreement the Company reduced it's Common Stock Capital amount by $645,035.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE K - RELATED-PARTY MATTERS (CONTINUED)

In March, 2000, the Company entered into an agreement with Technology Investors, LLC (TI) whereby the Company issued to TI a 10% subordinated convertible promissory note due March, 2005 in the amount of $2, 500,000 for cash. The principal amount of the note and interest accrued thereon are convertible, at the option of holder into shares of the Company's common stock at a conversion price of $1.25 per share. Two individuals Mr. Kurt C. Reid (Reid) and Mr. Brian
D. Fletcher (Fletcher) are the sole managers of TI and share voting and dispositions power with respect to the common stock issuable upon conversion of the note. In connection with TI's purchase of the note, Mr. Reid and Mr. Fletcher each received an option to purchase notes with terms substantially similar to those of the note referred to above in the aggregate principal amount of up to $500,000. Also in connection with this transaction, Mr. Reid and Mr. Fletcher were both retained as consultants to the Company and received immediately exercisable options to purchase 300,000 shares of common stock at an exercisable price of $1.25 per share for a period of up to 10 years. In addition Mr. Reid and Mr. Fletcher were named directors of the Company for a three-year term.

It is management's belief that this transaction was consummated on terms equivalent to those in an arm's-length transaction.

NOTE L - SEGMENT INFORMATION

The Company has adopted FASB Statements No. 131, "Disclosure about Segments of a Business Enterprise and Related Information."

The Company operates in three principal business segments: Temperature recorder operations, Visual Indicator Tag operations and Oil Production operations.

Temperature Recorder segment manufactures and distributes transit temperature recording instruments both domestically and internationally. These products provide a permanent record of the temperature of perishable products in a container during transit from loading until they reach their destination.

The Visual Indicator Tag segment is in the process of beginning to manufacture a three layer, three-dot tag that will indicate deterioration in the consumability of perishable food products. The Company owns the worldwide distribution rights to this product.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

NOTE L - SEGMENT INFORMATION (CONTINUED)

The Oil Production segment is located in Kern County, California. The Company produced a minimal amount of oil on this property in 2000, 1999 and 1998. More information on the property can be found in Note E in the notes to the consolidated financial statements.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.


Years Ended       North                                   South       Australia/              Segment
 April 30        America        Canada       Europe      America     New Zealand   Mexico      Total
 --------        -------        ------       ------      -------     -----------   ------      -----
Net Sales:
2000            $7,497,224     $297,313     $927,785     $572,095    $ 318,663    $87,202    $9,700,282
1999             7,513,707      314,294      681,939      125,424      253,697     54,822     8,943,883
1998             6,832,095      325,477      511,510      278,424      137,753     49,938     8,135,197

Operating Profit (Loss)
2000            $  119,132     $  3,414     $ 10,884     $  6,711    ($ 27,372)   $ 1,023    $  113,792
1999                21,001       34,260       68,521        8,565       25,695      5,250       163,292
1998               887,536       50,061      100,122       12,515       37,546      7,671     1,095,451

Identifiable Assets:
2000            $6,089,416            0            0            0            0          0    $6,089,416
1999             5,639,936            0            0            0            0          0     5,639,936
1998             3,987,904            0            0            0            0          0     3,987,904

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

NOTE L - SEGMENT INFORMATION (CONTINUED)

For the years ended April 30                          2000              1999               1998
----------------------------                      ------------      ------------      ------------
Net Sales to Unaffiliated Customers:
   Temperature Recorder                           $  9,700,282      $  8,943,883      $  8,135,197
   Visual Indicator Tag                                      0             9,233                 0
   Oil Production                                       10,694             1,428             3,559
   Intersegment sales or transfers                     945,601         1,341,119         1,220,346
                                                  ------------      ------------      ------------
                                                    10,656,577        10,295,663         9,359,102
   Less: Intersegment sales or transfers              (945,601)       (1,341,119)       (1,220,346)
                                                  ------------      ------------      ------------
   Consolidated sales                             $  9,710,976      $  8,954,544      $  8,138,756
                                                  ============      ============      ============
Net Earnings (loss):
   Temperature Recorder                           $    130,472      $    781,262      $  1,094,285
   Visual Indicator Tag                               (649,588)         (631,303)                0
   Oil Production                                     (733,407)           46,946         1,972,283
                                                  ------------      ------------      ------------
   Consolidated net earnings (loss)               ($ 1,252,523)     $    196,905      $  3,066,568
                                                  ============      ============      ============
Intersegment Sales or Transfers:
   Temperature Recorder                           ($   945,601)     ($ 1,341,119)     ($ 1,220,346)
   Visual Indicator Tag                                      0                 0
   Oil Production                                      945,601         1,341,119         1,220,346
                                                  ------------      ------------      ------------
   Consolidated intersegment sales or
   transfers                                      $          0      $          0      $          0
                                                  ============      ============      ============
Identifiable Assets:
   Temperature Recorder                           $  6,089,416      $  5,750,559      $  3,987,904
   Visual Indicator Tag                              4,858,092         2,530,394                 0
   Oil Production                                    3,771,734         4,596,239         5,778,632
                                                  ------------      ------------      ------------
   Consolidated identifiable assets               $ 14,719,242      $ 12,877,192      $  9,766,536
                                                  ============      ============      ============
Capital Expenditures:
   Temperature Recorder                           $    371,554      $  1,356,392      $     37,090
   Visual Indicator Tag                                      0                 0                 0
   Oil Production                                        9,239           100,000                 0
                                                  ------------      ------------      ------------
   Consolidated capital expenditures              $    380,793      $  1,456,392      $     37,090
                                                  ============      ============      ============
Depreciation and Amortization:
   Temperature Recorder                           $     87,013      $     87,569      $     35,250
   Visual Indicator Tag                                193,552            30,000                 0
   Oil Production                                          782                 0                 0
                                                  ------------      ------------      ------------
   Consolidated depreciation and amortization     $    281,347      $    117,569      $     35,250
                                                  ============      ============      ============
Interest Expense:
   Temperature Recorder                           $     14,444      $    150,414      $     72,188
   Visual Indicator Tag                                155,819                 0                 0
   Oil Production                                            0             2,716                 0
                                                  ------------      ------------      ------------
   Consolidated interest expense                  $    170,263      $    153,130      $     72,188
                                                  ============      ============      ============

The only business segment with sales outside the continental United States is the Temperature Recorder segment. Information on that segment by geographical region is as follows:

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

NOTE M - PRIOR PERIOD ADJUSTMENT

During the period from 1993 through 1995, the former President of the Company, Mr. Sprenger, used his own shares of Company common stock, from time to time, to help meet the obligations of the Company. Most of these transactions occurred when the Company's common stock was trading around $.125 per share. In 1998, upon his resignation as Chairman of the Board, Mr. Sprenger requested that he be reimbursed for the shares that he had issued. Accordingly, 525,483 shares were issued to Mr. Sprenger for obligations he had met totaling $265,795. This transaction has been treated as the correction of an error and recorded prospectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

GENERAL

The Company's operations are subject to various governmental and regulatory controls (particularly those of the Department of Energy and the Environmental Protection Agency), the effect of which on the nature of the Company's future operations, if any, is not known.

COMMITMENTS

The Company leases its offices and manufacturing plant facilities under noncancellable operating leases, which expire in 2005. The total minimum commitments under these lease's are as follows:

     YEARS ENDING APRIL 30
     ---------------------
             2001                             $67,642
             2002                              67,642
             2003                              67,642
             2004                              67,642
             2005 &
           thereafter                          45,117

Rent expense for the years ended April 30, 2000, 1999 and 1998 is $158,306 $137,136, and $134,852, respectively.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

NOTE O - SUBSEQUENT EVENT

On July 13, 2000 the Company refinanced all of the short-term debt due to their previous primary lender, including accrued interest, amounting to approximately $1,177,000, through a secured long-term loan from their new primary lender
(Bank) in the amount of $1,190,000. The Bank has also provided a revolving line of credit for working capital in the amount of up to $1,000,000 subject to a maximum percentage of eligible accounts receivable and inventories.

Principal on the revolving line of credit is due on September 2, 2001. Interest on the revolving line accrues at the rate of the Bank's prime rate plus .25% per annum and is due monthly beginning in August of 2000.

Principal payments on the long-term loan in the amount of $9,920 plus accrued interest, which initially is the Bank's prime rate plus .625% per annum, are due monthly from September 2, 2000 to August 2, 2001, inclusive. Commencing September 2, 2001 long-term loan payments of $22,312 plus accrued interest are due monthly until July 13, 2005.

The Company has agreed to certain covenants with respect to both the revolving line and the long- term loan.

In addition, the Bank has agreed to finance the lease of a major piece of Vitsab production equipment to the Company. The cost of the equipment is approximately $1,000,000 and the lease requires monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months commencing December 1, 2000.

If the refinancing had occurred as of April 30, 2000, the current portion of long-term debt would have been reduced by approximately $885,000.