Form 10-Q
period 2000-07-31
COX TECHNOLOGIES INC
filed 2000-09-22
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                          Commission file number 0-8006


                             COX TECHNOLOGIES, INC.
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


                                 (704) 825-8146
              (Registrant's telephone number, including area code)


                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
At August 31, 2000 .................................................  24,518,065

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET                                                                     1

INDEX                                                                          2

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS                                              3

      Consolidated Balance Sheets
        July 31, 2000 and April 30, 2000                                       4

      Consolidated Statements of Operations and Accumulated Deficit
        Three Months Ended July 31, 2000 and 1999                              5

      Statement of Cash Flows
        Three Months Ended July 31, 2000 and 1999                            6-7

      Notes to Consolidated Financial Statements                             7-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           9-12

PART II. OTHER INFORMATION AND SIGNATURES                                     13

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Cox Technologies, Inc. and its wholly-owned subsidiaries, Twin-Chart, Inc., Transit Services, Inc., Freshtag Research and Manufacturing, Inc., Vitsab, Inc., Vitsab AB, a Swedish corporation, and Cox Recorders Australia, Ltd., Pty., a 95% owned Australian distribution company (collectively the Company), engage in the business of producing and distributing transit temperature recording instruments, both domestically in the United States and internationally. As an enhancement and expansion of this business, the Company also is engaged in new technologies for development of an electronic data temperature monitoring system.

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

     The condensed financial statements included herein have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the registrant believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report on Form 10-K.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 31, 2000 AND APRIL 30, 2000
--------------------------------------------------------------------------------

                                                                   July 31, 2000     April 30, 2000
                                                                   -------------     --------------
ASSETS

CURRENTS ASSETS:
  Cash and cash equivalents (Note A)                               $    789,097       $  2,225,192
  Accounts receivable, less allowance for doubtful
   accounts of $28,664 at July 31, 2000 and April 30, 2000            1,696,799          1,627,601
  Inventory (Note B)                                                  1,741,908          1,625,615
  Investment in securities                                              300,000            300,000
  Notes receivable-current portion                                       20,741             24,948
  Prepaid expenses                                                       61,949              3,113
                                                                   ------------       ------------

       TOTAL CURRENT ASSETS                                           4,610,494          5,806,469

Property and equipment (Net of accumulated depreciation)              5,938,624          5,406,760
Deposits                                                                 76,315            124,129
Goodwill                                                              3,155,903          3,158,706
Notes receivable - non-current portion                                      -0-             19,970
Patents                                                                 203,208            203,208
                                                                   ------------       ------------

       TOTAL ASSETS                                                $ 13,984,544       $ 14,719,242
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    730,877       $    912,451
  Current portion of long-term debt (Note A)                            311,405          1,486,914
                                                                   ------------       ------------
       TOTAL CURRENT LIABILITIES                                      1,042,282          2,399,365

Long-term debt (Note A)                                               3,997,888          2,928,359
                                                                   ------------       ------------

                                                                      5,040,170          5,327,724
                                                                   ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value; authorized 100,000,000 shares;
   issued and outstanding; 24,514,565 shares at July 31, 2000
   and 24,414,725 shares at April 30, 2000                           20,969,067         20,868,467
  Common stock subscribed                                                58,100             58,100
  Contributed capital                                                   420,982            420,982
  Accumulated deficit                                               (12,469,587)       (11,920,132)

  Less - Notes receivable for common stock:
    Subscribed                                                          (34,188)           (35,899)
                                                                   ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                            8,944,374          9,391,518
                                                                   ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 13,984,544       $ 14,719,242
                                                                   ============       ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
JULY 31, 2000 AND APRIL 30, 2000
--------------------------------------------------------------------------------

                                                   Three Months Ended July 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
REVENUE:
  Sales                                           $  2,423,781     $  2,329,767
                                                  ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                      1,187,433        1,267,561
  General and administrative expenses                1,058,302          633,838
  Sales expense                                        452,406          335,020
  Research and development                              79,874              -0-
  Depreciation and depletion                            83,862           27,438
                                                  ------------     ------------
  TOTAL EXPENSES                                     2,861,877        2,263,857
                                                  ------------     ------------

       INCOME (LOSS) FROM OPERATIONS                  (438,096)          65,910
                                                  ------------     ------------
OTHER INCOME (EXPENSE)
  Other income (expense)                                17,204           15,233
  Interest expense                                    (128,458)         (43,695)
                                                  ------------     ------------
  TOTAL OTHER INCOME (EXPENSE)                        (111,254)         (28,462)
                                                  ------------     ------------

Earnings (loss) before income taxes                   (549,350)          37,448

Provisions for income taxes                                105              -0-
                                                  ------------     ------------

NET EARNINGS (LOSS)                                   (549,455)          37,448
ACCUMULATED DEFICIT, beginning of period           (11,920,132)     (10,667,609)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(12,469,587)    $(10,630,161)
                                                  ============     ============
BASIC:
  NET EARNINGS (LOSS) PER SHARE:                  $       (.02)    $        .00
                                                  ============     ============
  WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               24,414,565       21,368,186
                                                  ============     ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
JULY 31, 2000 AND APRIL 30, 2000
--------------------------------------------------------------------------------

                                                    Three Months Ended July 31
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss)                               $  (549,455)     $    37,448
 Adjustments to reconcile net earnings (loss)
  to net cash used by operating activities:
  Depreciation & amortization                           83,862           27,438

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES:
 (Increase) decrease in current assets:
   Accounts receivable                                 (69,198)          84,967
   Inventory                                          (116,293)         165,209
   Prepaid expenses                                    (58,836)          (4,671)
   Notes receivable and investments                      4,207           37,829

 (Increase) decrease in non-current assets:
   Deposits                                             47,814           (6,985)
   Notes receivable - long term                         19,970          (17,219)
   Goodwill                                                -0-           44,696

 Increase (decrease) in current liabilities:
   Accounts payable and accrued expenses              (181,574)         (24,744)
   Income taxes payable                                    -0-          (31,788)
                                                   -----------      -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (819,503)         312,180
                                                   -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Investment in securities                                  -0-              -0-
 Issuance of common stock                              100,600              -0-
 Purchase of property and equipment                   (562,923)         (12,026)

 Acquisition of goodwill                               (50,000)             -0-
                                                   -----------      -----------
NET CASH (USED) BY INVESTING ACTIVITIES               (512,323)         (12,026)
                                                   -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Repayment on notes payable - Long term debt        (1,295,980)        (215,579)
 Subscriptions receivable                                1,711           (8,321)
 Amounts borrowed under notes payable                1,190,000              -0-
                                                   -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (104,269)        (223,900)
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH                     (1,436,095)          76,254
CASH AND CASH EQUIVALENTS, beginning of period       2,225,192        1,250,810
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period           $   789,097      $ 1,327,064
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - CONTINUED
JULY 31, 2000 AND JULY 31, 1999
--------------------------------------------------------------------------------

NOTE A - CASH AND NOTES PAYABLE

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

Principal on the revolving line of credit is due on September 2, 2001. Interest on the revolving line accrues at the rate of the Bank's prime rate plus .25% per annum and is due monthly beginning in August 2000. As of the date of this report, the Company has not utilized this revolving line of credit.

Principal payments on the long-term loan in the amount of $9,920 plus accrued interest, which initially is the Bank's prime rate plus .625% per annum, are due monthly from September 2, 2000 to August 2, 2001, inclusive. Commencing September 2, 2001 long-term loan payments of $22,312 plus accrued interest are due monthly until July 13, 2005.

The Company has agreed to certain covenants with respect to both the revolving line and the long-term loan.

In addition, the Bank has agreed to finance the lease of a major piece of production equipment to the Company. The cost of the equipment is approximately $1,000,000 and the lease requires monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months commencing December 1, 2000.

The Company has advanced approximately $400,000 in progress payments on the cost of this equipment. Upon delivery and acceptance of the equipment the $400,000 will be repaid to the Company.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
QUARTER ENDED JULY 31, 2000
--------------------------------------------------------------------------------

NOTE B - INVENTORY

Inventory at July 31, 2000 and April 30, 2000 consists of the following:

                                              July 31, 2000       April 30, 2000
                                              -------------       --------------

Raw materials                                   $  512,716          $  654,238
Work-in-progress                                   414,579             290,103
Finished goods                                     814,613             681,274
                                                ----------          ----------

                                                $1,741,908          $1,625,615
                                                ==========          ==========

NOTE C - INCOME TAXES

The Company and its subsidiaries file consolidated federal income tax returns and separate state income tax returns.

NOTE D - COMMITMENTS AND CONTINGENCIES

There have been no changes in the disclosures of commitments, contingencies and litigation as contained in the Company's annual report Form 10-K for the year ended April 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates cash from operations, equity investment, and borrowing from long-term lending sources adequate to meet cash requirements. At present, the cash flow from operations is not adequate to meet cash requirements and commitments of the Company. The Company intends to enter into equity, debt or other financing arrangements to meet its further financial needs for expansion into food safety control products and to provide for general working capital needs. In this connection, reference is made to Note A of the notes to consolidated financial statements.

     COMPARISON OF OPERATIONS FOR 2000 AND 1999

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

     Presented here is a summary of the operational business segments for the quarters ended July 31, 2000 and 1999.

                                          2000           1999          2000          1999
                                       ----------     ----------     --------      --------
                                      Temperature    Temperature     Oilfield      Oilfield
                                        Recorder       Recorder     Operations    Operations
                                       Operations     Operations     and Other     and Other
                                       ----------     ----------     --------      --------
     Sales                             $2,408,250     $2,327,767     $  1,633      $    -0-
                                       ----------     ----------     --------      --------

     Cost of sales                      1,166,827      1,164,593        2,250         2,250
     General & administrative             614,756        581,743       68,222        52,095
     Sales expense                        327,940        335,020          -0-           -0-
     Depreciation & amortization           16,762         15,436          -0-           -0-
                                       ----------     ----------     --------      --------

     Income (loss) from operations        281,965        230,975      (68,839)      (54,345)
     Interest expense                         -0-          7,755          -0-           -0-
     Other income (expense)                 3,590         14,914          -0-           319
     Income taxes                             -0-            -0-          105           -0-
                                       ----------     ----------     --------      --------

     Net earnings (loss)               $  285,555     $  238,134     $(68,944)     $(54,026)
                                       ==========     ==========     ========      ========

     TEMPERATURE RECORDER OPERATIONS

     Sales increased $80,483 or 3.5% for the current year as compared to the prior year. Cost of sales as a percent of sales was 48.5% for 2000 as compared to 50% in 1999.

     Sales expense decreased $7,080 or 2.1% in 2000 as compared to 1999. As a percent of sales, these expenses were 13.6% for 2000 and 14.4% for 1999.

     General and administrative expense increased $33,013 or 5.7% for 2000 as compared to 1999. Expressed as a percent of sales, the general and administrative expenses for 2000 were 25.5% and 25% for 1999. Overall the net results of operations remained relatively constant for the years 2000 and 1999 with an improvement of $47,421 or 19.9% for year 2000.

     OILFIELD OPERATIONS AND OTHER

     There were no oil production operations conducted directly by the Company during the quarter ended July 31, 2000. However, financial results from the farm-out arrangement are reflected in the figures presented. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this period, and these expenses are reflected in the schedule above. By mutual agreement, the aforementioned farm-out arrangement has been terminated and replaced by a new agreement. For further information regarding this matter, please refer to Note O - Subsequent Events of notes to consolidated financial statements in the annual report on Form 10-K of the Company for the year ended April 30, 2000.

     The other expenses relate to the Phoenix office of the Company which has functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a developmental location for aspects of software development.

     COMPARISON OF SMART LABEL PROJECT AND EDS PROJECT FOR 2000 AND 1999

     Research and development (R&D) segments are not currently operating entities. All of the expenditures in these segments have been dedicated to various aspects of business development, including formal research, development of production techniques, and product research aimed at market readiness of the product. Some small revenues have been generated in the sale of pre-production materials.

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

                                           2000           1999            2000          1999
                                        -----------    -----------    ------------  ------------
                                        Smart Label    Smart Label    EDS/Software  EDS/Software
                                          Project        Project         Project       Project
                                        -----------    -----------    ------------  ------------
         Revenue                         $  13,898      $   2,000      $      -0-       $ -0-
                                         ---------      ---------      ----------       -----

         Expenses                          336,749        277,800        (261,271)        -0-
         Depreciation & amortization        67,100         12,000             -0-         -0-
                                         ---------      ---------      ----------       -----

         Income (loss) operations         (389,951)      (287,800)       (261,271)        -0-
         Interest expense                 (128,458)        35,940             -0-         -0-
         Interest income                    13,614            -0-             -0-         -0-
                                         ---------      ---------      ----------       -----

         Net Expenses Invested in R&D    $(504,795)     $(323,740)     $( 261,271)      $ -0-
                                         =========      =========      ==========       =====

     The Vitsab(R) facility and associated activities were acquired in June 1998. Income of $13,898 and $2,000 for prototype materials delivered for testing are reflected for the three months ended July 31, 2000 and 1999. Other related expenditures for this project are included in this table.

     The EDS/Software project started during the year ended April 30, 2000, so there are no expenditures reflected in 1999 for this project.

MANAGEMENT COMMENTS ON RECENT DEVELOPMENTS

     The following significant events are relevant to a better understanding of the Company's current operations as previously reported in the annual report Form 10-K for April 30, 2000:

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

4. INITIATED PURCHASE, DESIGN AND DEVELOPMENT OF A NEW HIGH-SPEED "SMART LABEL" MACHINE The Company has performed an in depth market assessment of demand for its Vitsab(R) "Smart Label" product. This assessment revealed that market viability would be dependent upon the ability to produce the product at high volumes during the initial phases of commercial introduction. Existing machinery for production was essentially "pilot plant" in scale; creation of new technology and machinery would therefore be necessary to achieve commercial readiness for the Vitsab(R) product. The Company engaged the services of a recognized designer and producer of automated production machinery. The machinery, as of the preparation of this document, is 90% complete as of the date of this report, and has been successfully operated in a preliminary trial. The value of the machinery is in excess of $1,100,000 (see item 10 below).

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

10. ESTABLISHED BANKING RELATIONSHIP WITH LONG-TERM LOAN, LINE OF CREDIT AND LEASE FOR SMART LABEL MACHINE The Company has restructured its entire banking relationship. The need for restructuring arose from prior bank debt maturity and impending requirements for lease financing arising from the acquisition of automated machinery for the high-speed production of the Vitsab(R) product. Expansion of the new technologies, according to the Company's projections and budgetary analyses, also required a new credit line for working capital. All of these requirements have been recently resolved with the establishment of a new banking relationship to supplant the prior banking service provider. This refinancing/new financing transaction is a significant event in the overall expansion plan for the Company's future. Important details of this financing transaction appear in Note O - Subsequent Events of the notes to the consolidated financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the annual report Form 10-K of the Company for the year ended April 30, 2000, relative to legal proceedings. No changes or determinations have occurred on such proceedings during the three months ended July 31, 2000.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:
          There were no reports on Form 8-K filed during the three months ended July 31, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COX TECHNOLOGIES, INC.
                                            (Registrant)


Date: 09-22-00                              /s/ James L. Cox
                                            ------------------------------------
                                            James L. Cox
                                            Chairman, President and
                                            Chief Executive Officer


Date: 09-22-00                              /s/ Robert W. Dupree
                                            ------------------------------------
                                            Robert W. Dupree
                                            Chief Financial Officer