Form 10-Q
period 2000-10-31
COX TECHNOLOGIES INC
filed 2000-12-20
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 0-8006


                             COX TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 ARIZONA                                         86-0220617
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


           69 MCADENVILLE ROAD
         BELMONT, NORTH CAROLINA                                    28012
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (704) 825-8146
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Number of shares of Common Stock, no par value, outstanding
at November 30, 2000................................................. 24,602,824

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET                                                                     1

INDEX                                                                          2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                   3

     Consolidated Balance Sheets
     October 31, 2000 and April 30, 2000                                       3

     Consolidated Statements of Income
     Three Months and Six Months Ended October 31, 2000 and 1999             4-5

     Consolidated Statements of Cash Flows
     Six Months Ended October 31, 2000 and 1999                              6-7

     Notes to Consolidated Financial Statements                                8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           9-12

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS                                                     13

ITEM 5. OTHER INFORMATION                                                     13

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K                                      13

SIGNATURES                                                                    14

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     October 31,     April 30,
                                                        2000           2000
                                                    ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $    471,792   $  2,225,192
  Accounts receivable, less allowance for doubtful
    accounts of $28,664 at October 31, 2000 and
    April 30, 2000                                     1,647,027      1,624,733
  Other receivables                                        2,687          2,868
  Inventory (Note A)                                   1,765,662      1,625,615
  Notes receivable - current portion                      12,475         24,948
  Deposits                                               452,259        225,966

  Prepaid expenses                                        11,654          3,113
                                                    ------------   ------------

      TOTAL CURRENT ASSETS                             4,363,556      5,732,435

  Property and equipment                               6,223,533      5,904,445
  Accumulated depreciation                              (662,720)      (599,522)
  Goodwill                                             3,052,903      3,158,706
  Due from officer, net                                  145,136        300,000
  Notes receivable - non-current portion                      --         19,970

  Patents                                                203,208        203,208
                                                    ------------   ------------

      TOTAL ASSETS                                  $ 13,325,616   $ 14,719,242
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses             $    567,855   $    912,451
  Current portion of long-term debt                      338,776      1,486,914
                                                    ------------   ------------
      TOTAL CURRENT LIABILITIES                          906,631      2,399,365

  Long-term debt                                       3,790,171      2,928,359
                                                    ------------   ------------

      TOTAL LIABILITIES                                4,696,802      5,327,724
                                                    ------------   ------------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized
  100,000,000 shares; issued and outstanding;
  24,582,724 shares at October 31, 2000 and
  24,414,725 shares at April 30, 2000                 21,046,534     20,868,467
  Common stock subscribed                                 58,100         58,100
  Paid in capital                                        454,774        420,982
  Accumulated deficit                                (12,896,406)   (11,920,132)
  Less - Notes receivable for common stock:
      Subscribed                                         (34,188)       (35,899)
                                                    ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                       8,628,814      9,391,518
                                                    ------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 13,325,616   $ 14,719,242
                                                    ============   ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                      2000             1999
                                                  ------------     ------------
REVENUE:
  Sales                                           $  2,708,379     $  2,342,379
                                                  ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                      1,345,864        1,173,300
  General and administrative expenses                  968,556          686,247
  Sales expense                                        459,080          372,173
  Research and development                             171,867               --
  Depreciation                                          32,139           15,682
  Amortization of goodwill                              53,000           12,805
                                                  ------------     ------------
    TOTAL COSTS AND EXPENSES                         3,030,506        2,260,207
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                         (322,127)          82,172
                                                  ------------     ------------

OTHER INCOME (EXPENSE):
  Other income (expense)                                   607           18,456
  Interest expense                                    (105,299)         (44,855)
                                                  ------------     ------------
    TOTAL OTHER INCOME (EXPENSE)                      (104,692)         (26,399)
                                                  ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (426,819)          55,773

Provisions for income taxes                                 --            3,000
                                                  ------------     ------------

NET INCOME (LOSS)                                     (426,819)          52,773

ACCUMULATED DEFICIT, beginning of period           (12,469,587)     (10,630,161)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(12,896,406)    $(10,577,388)
                                                  ============     ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                       $       (.02)    $        .00
                                                  ============     ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                      24,558,538       23,618,261
                                                  ============     ============

                 See Notes to Consolidated Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Six Months Ended October 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
REVENUE:
  Sales                                           $  5,132,160     $  4,672,146
                                                  ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                                      2,533,297        2,440,861
  General and administrative expenses                2,024,734        1,320,085
  Sales expense                                        911,486          707,193
  Research and development                             253,970               --
  Depreciation                                          63,198           31,364
  Amortization of goodwill                             105,803           24,561
                                                  ------------     ------------
    TOTAL COSTS AND EXPENSES                         5,892,488        4,524,064
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                         (760,328)         148,082
                                                  ------------     ------------
OTHER INCOME (EXPENSE):
  Other income (expense)                                17,811           33,689
  Interest expense                                    (233,757)         (88,550)
                                                  ------------     ------------
    TOTAL OTHER INCOME (EXPENSE)                      (215,946)         (54,861)
                                                  ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (976,274)          93,221

Provisions for income taxes                                 --            3,000
                                                  ------------     ------------

NET INCOME (LOSS)                                     (976,274)          90,221

ACCUMULATED DEFICIT, beginning of period           (11,920,132)     (10,667,609)
                                                  ------------     ------------
ACCUMULATED DEFICIT, end of period                $(12,896,406)    $(10,577,388)
                                                  ============     ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                       $       (.04)    $        .00
                                                  ============     ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                      24,503,271       23,618,261
                                                  ============     ============

                 See Notes to Consolidated Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                       2000            1999
                                                    -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (976,274)    $    90,221
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation                                         63,198          31,364
    Amortization of goodwill                            105,803          24,561
    Allowance for doubtful accounts                          --             863
    Allowance for valuation adjustment                  124,184              --
    (Acquisition) disposition of goodwill                    --          32,696
                                                    -----------     -----------
                                                       (683,089)        179,705
CHANGES IN ASSETS AND LIABILITIES:
  (Increase) decrease in current assets:
    Accounts receivable                                 (22,294)       (151,674)
    Other receivables                                       181              --
    Inventory                                          (140,047)        194,610
    Prepaid expenses                                     (8,541)          3,157
    Deposits                                           (226,293)          2,424
    Notes receivable and investments                     12,473              --

  (Increase) decrease in non-current assets:
    Notes receivable - long-term                         19,970              --
    Due from officer, net                                30,680              --

  Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses              (344,596)       (117,377)
    Income taxes payable                                     --         (31,788)
                                                    -----------     -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (1,361,556)         79,057
                                                    -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in securities                                   --         (24,460)
  Issuance of common stock, net                         211,859              --
  Purchase of property and equipment                   (319,088)       (350,385)
                                                    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                  (107,229)       (374,845)
                                                    -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Repayment on notes payable - long-term debt        (1,476,326)        (68,420)
  Subscriptions receivable                                1,711          (8,321)
  Amounts borrowed under notes payable                1,190,000         726,888
                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (284,615)        650,147
                                                    -----------     -----------

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - CONTINUED


                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                       2000              1999
                                                    -----------      -----------
NET INCREASE (DECREASE) IN CASH                      (1,753,400)         354,359

CASH AND CASH EQUIVALENTS, beginning of period        2,225,192        1,250,810
                                                    -----------      -----------
CASH AND CASH EQUIVALENTS, end of period            $   471,792      $ 1,605,169
                                                    ===========      ===========


Supplemental Cash Flow Information                  Six Months Ended October 31,
                                                    ----------------------------
                                                       2000              1999
                                                    -----------      -----------
Interest paid                                       $   108,757      $    88,550
Income taxes paid                                            --      $     8,950


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cox Technologies, Inc. and its wholly-owned subsidiaries, Transit Services, Inc., Fresh Tag Research & Manufacturing, Inc., Vitsab, Inc., Vitsab Sweden AB, a Swedish corporation, and Cox Recorders Australia, Ltd., Pty., a 95% owned Australian distribution company (collectively "the Company"), engage in the business of producing and distributing transit temperature recording instruments, both in the United States and internationally.

     The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Cox Technologies, Inc. 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

NOTE A - INVENTORY

Inventory at the respective balance sheet dates consists of the following:

                                                 October 31,      April 30,
                                                    2000            2000
                                                 ----------      ----------
     Raw materials                               $  407,545      $  654,238
     Work-in-progress                               486,087         290,103
     Finished goods                                 872,030         681,274
                                                 ----------      ----------

                                                 $1,765,662      $1,625,615
                                                 ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF OPERATIONS FOR 2000 AND 1999

     The Company has two current operating segments that involve the (1) production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and
(2) oilfield operations and other, which include all economic activity related to the oil production and the holding of the oil leases and the operation of its Phoenix office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix have been transferred to the Corporate Office in Belmont, North Carolina.

                                              THREE MONTHS ENDED OCTOBER 31,
                                ------------------------------------------------------------
                                   2000            1999            2000             1999
                                -----------     -----------     -----------      -----------
                                Temperature     Temperature      Oilfield         Oilfield
                                 Recorder        Recorder       Operations       Operations
                                Operations      Operations       and Other        and Other
                                -----------     -----------     -----------      -----------
Sales                           $ 2,688,083     $ 2,342,379     $    20,296      $        --
                                -----------     -----------     -----------      -----------
Cost of sales                     1,345,864       1,171,050          66,111            2,250
General and administrative          886,198         636,923          16,247           49,324
Sales expense                       459,080         372,173              --               --
Research and development            171,867              --              --               --
Depreciation                         32,139          15,682              --               --
Amortization of goodwill             53,000          12,805              --               --
                                -----------     -----------     -----------      -----------

Income (loss) from operations      (260,065)        133,746         (62,062)         (51,574)
Interest expense                    105,299          44,855              --               --
Other income (expense)                  607          18,023              --              433
Income taxes                             --           3,000              --               --
                                -----------     -----------     -----------      -----------

Net income (loss)               $  (364,757)    $   103,914     $   (62,062)     $   (51,141)
                                ===========     ===========     ===========      ===========

                                                SIX MONTHS ENDED OCTOBER 31,
                                ------------------------------------------------------------
                                   2000            1999            2000             1999
                                -----------     -----------     -----------      -----------
                                Temperature     Temperature      Oilfield         Oilfield
                                 Recorder        Recorder       Operations       Operations
                                Operations      Operations       and Other        and Other
                                -----------     -----------     -----------      -----------
Sales                           $ 5,110,230     $ 4,672,146     $    21,930      $        --
                                -----------     -----------     -----------      -----------

Cost of sales                     2,531,047       2,436,361          68,361            4,500
General and administrative        1,942,376       1,320,085          16,247               --
Sales expense                       911,486         707,193              --               --
Research and development            253,970              --              --               --
Depreciation                         63,198          31,364              --               --
Amortization of goodwill            105,803          24,561              --               --
                                -----------     -----------     -----------      -----------

Income (loss) from operations      (697,650)        152,582         (62,678)          (4,500)
Interest expense                    233,757          88,550              --               --
Other income (expense)               17,811          32,937              --              752
Income taxes                             --           3,000              --               --
                                -----------     -----------     -----------      -----------

Net income (loss)               $  (913,596)    $    93,969     $   (62,678)     $    (3,748)
                                ===========     ===========     ===========      ===========

     TEMPERATURE RECORDER OPERATIONS

     Sales increased 15% and 9%, respectively, for the three and six months ended October 31, 2000, as compared to the same periods last year. The increases in both periods are primarily due to increased sales related to recorder units, data loggers and sales from Cox Australia as compared to the prior period. Cost of sales increased 15% and 4%, respectively, for the three and six months ended October 31, 2000 as compared to the same periods last year. This increase in both periods is due to increased labor costs, shipping costs and supplies used in the manufacturing process.

     General and administrative expenses for the three and six months ended October 31, 2000 increased 39% and 47%, respectively, as compared to the same periods last year. The increases in both periods is due to higher expenses associated with salaries and wages, legal fees, payroll taxes, increased benefit costs, an increase in the allowance for other receivables, outside services, rent for facilities and computer expenses. Also included are increases in administrative and general expenses in the Vitsab and Cox Australia subsidiaries and the costs associated with the EDS(TM) product. Decreases in general and administrative expenses were related to professional services, officer salaries and travel expenses.

     Sales expense increased 23% and 29%, respectively, for the three and six months ended October 31, 2000 as compared to the same period last year. This increase is primarily due to increases in sales salaries related to the EDS(TM) product, commissions, travel expenses, trade show expenses and the sales expenses of Cox Australia, offset slightly by decreases in sales supply expenses, along with decreased consulting fees.

     Research and development expense is related to costs incurred from both the EDS(TM) and Vitsab(R) products. Included in these costs are expenses related to various aspects of product development, including the development of production techniques, product research and consulting, and marketing studies.

     Depreciation expense increased 105% and 101%, respectively, for the three- and six-month periods, as compared to the same periods last year due to increased equipment purchases.

     Amortization of goodwill increased 314% and 331%, respectively, for the three and six months ended October 31, 2000 as compared to the same period last year. This increase is related to the increase in goodwill resulting from the acquisition of Vitsab Sweden AB.

     Included in costs and expenses are the costs associated with the development of the EDS(TM) and Vitsab(R) products. During the three- and six-month periods, the Company incurred $791,055 and $1,273,518, respectively, of costs related to the development of these new products. Without these developmental costs, net income in the Temperature Recorder Operations for the three- and six-month periods would have been $426,298 and $359,922, respectively.

     As an enhancement and expansion of this business, the Company also is engaged in new technologies for development of an electronic data temperature monitoring system. The Company has introduced this new technology, known as EDS(TM), an electronic temperature recorder unit with its own database storage software system known as EDM2000(TM).

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

     Interest expense increased 135% and 164%, respectively, for the three- and six-month periods, as compared to the same periods last year. The primary reason for this increase is the interest related to the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000.

     The increase in property and equipment, net of depreciation, is primarily due to production equipment purchased related to the EDS(TM) and Vitsab(R) products, along with purchases of computer equipment.

     The decrease in due from officer, net is primarily due to the valuation adjustment of $124,184 associated with the underlying securities associated with this receivable. The Company has received payments totaling $30,680 during this fiscal year related to this receivable.

     The decrease in accounts payable and accrued expenses is primarily due to the decrease in trade accounts payable. The decrease in the current portion of long-term debt is related to the retirement of bank loans with the Company's previous lender.

     OILFIELD OPERATIONS AND OTHER

     There were no oil production operations conducted directly by the Company for the six-month period ending October 31, 2000. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this period, and these expenses are reflected in the schedule above. Financial results from a farm-out arrangement with an Operator are reflected in the figures presented. By mutual agreement, the farm-out arrangement has been terminated and replaced by a new agreement with the same Operator. For further information regarding this matter, please refer to Note E - Property and Equipment of the notes to consolidated financial statements in the annual report on Form 10-K of the Company for the year ended April 30, 2000.

     The other expenses relate to the Phoenix office of the Company, which has functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a developmental location for aspects of software development. Effective August 31, 2000, the Company ceased all software development in this office.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company derives cash from operations, equity sales, and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations is not adequate to meet cash requirements and commitments of the Company. The Company may enter into equity, debt or other financing arrangements to meet its further financial needs for expansion into food safety control products and to provide for general working capital needs.

     The decrease in cash and cash equivalents from April 30, 2000 is due to the use of the cash in the development of the Company's EDS(TM) and Vitsab(R) products and operations. The increase in inventory is a result of increased purchases and production in order to meet sales demand.

     On July 13, 2000 the Company entered into a secured five-year term loan ("Term Loan") with its new primary lender, Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 and the remainder was used for working capital.

     Initial principal payments of $9,920, in addition to accrued interest, are due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,312.50, in addition to accrued interest, are due monthly until July 13, 2005.

     The Company also established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan") subject to a maximum percentage of eligible accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The term of the Revolving Loan expires on August 2, 2001. The Company has not utilized this revolving line of credit.

     The Company has agreed to certain covenants with respect to both the Term Loan and the Revolving Loan.

     In addition, Centura has agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases commence upon the delivery of the equipment, which the Company estimates to be in the fourth quarter of fiscal 2001.

     In connection with the first piece of equipment, the Company has advanced approximately $400,000 in progress payments on the cost of the first piece of equipment. Pursuant to the lease agreement relating to that equipment, the Company will receive the amount of the progress payments upon delivery and acceptance of the equipment and the closing of the lease.

     Statements contained in this document, which are not historical in nature, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. Cox Technologies undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to Cox Technologies include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with suppliers, regulatory issues, competition, the effect of weather on customers, exposure to environmental issues and liabilities, variations in material costs and general and specific economic conditions. From time to time, Cox Technologies may include forward-looking statements in oral statements or other written documents.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has received a letter from Sensitech, Inc. regarding whether or not there may be any patent infringement issues relating to products offered or being developed by the Company. The Company has retained patent counsel to analyze any possible patent issues and assist the Company in avoiding any patent infringement claims.

ITEM 5. OTHER INFORMATION

     On November 3, 2000, the shareholders of the Company voted to change the Company's state of incorporation from Arizona to North Carolina. The reincorporation will become effective December 31, 2000. The shareholders also voted to authorize the issuance of up to 20,000,000 shares of preferred stock, the preferences and limitations and other terms may be determined by the Company's Board of Directors; the election of seven directors; and approved the proposal for the Company's 2000 Stock Incentive Plan. On October 10, 2000, the Company dismissed the accounting firm of Bedinger & Company as the Company's principal independent accountant and engaged Cherry, Bekaert & Holland, L.L.P. to serve as such.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed on October 10, 2000 a Current Report on Form 8-K announcing the change in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COX TECHNOLOGIES, INC.
                                        (Registrant)


Date: 12-20-00                          /s/ James L. Cox
                                        ----------------------------------------
                                        James L. Cox
                                        Chairman, President and
                                        Chief Executive Officer


Date: 12-20-00                          /s/ Jack G. Mason
                                        ----------------------------------------
                                        Jack G. Mason
                                        Chief Financial Officer
                                        and Secretary