Form 10-Q
period 2001-01-31
COX TECHNOLOGIES INC
filed 2001-03-19
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission file number 0-8006


                             COX TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


         NORTH CAROLINA                                          86-0220617
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        69 MCADENVILLE ROAD
      BELMONT, NORTH CAROLINA                                       28012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at February 28, 2001............................................      24,904,238

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

FACE SHEET                                                                     1

INDEX                                                                          2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets
      January 31, 2001 and April 30, 2000                                      3

     Consolidated Statements of Income
      Three Months and Nine Months Ended January 31, 2001 and 2000           4-5

     Consolidated Statements of Changes in Stockholders' Equity
      Nine Months Ended January 31, 2001 and 2000                              6

     Consolidated Statements of Cash Flows
      Three Months and Nine Months Ended January 31, 2001 and 2000          7-10

     Notes to Consolidated Financial Statements                               10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          11-14

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS                                                     15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15-16

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K                                      16

SIGNATURES                                                                    17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       January 31, 2001         April 30, 2000
                                                                       ----------------         --------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                               $    129,208            $  2,225,192
 Accounts receivable, less allowance for doubtful accounts
  of $28,664 at January 31, 2001 and April 30, 2000                         1,112,740               1,624,733
 Other receivables                                                              2,687                   2,868
 Inventory (Note A)                                                         1,914,013               1,625,615
 Notes receivable - current portion                                            22,093                  24,948
 Deposits                                                                     866,021                 225,966
 Prepaid expenses                                                              43,631                   3,113
                                                                         ------------            ------------
        TOTAL CURRENT ASSETS                                                4,090,393               5,732,435

 Property and equipment                                                     6,210,245               5,904,445
 Accumulated depreciation and depletion                                      (744,284)               (599,522)
 Goodwill                                                                   2,999,903               3,158,706
 Other receivables, net                                                        78,117                 300,000
 Notes receivable - non-current portion                                       106,672                 126,642
 Patents                                                                      201,740                 203,208
                                                                         ------------            ------------

        TOTAL ASSETS                                                     $ 12,942,786            $ 14,825,914
                                                                         ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                   $  1,043,327            $  1,019,123
 Short-term borrowings                                                        726,178                      --
 Current portion of long-term debt                                            373,461               1,486,914
                                                                         ------------            ------------
        TOTAL CURRENT LIABILITIES                                           2,142,966               2,506,037

 Long-term debt                                                             3,761,543               2,928,359
                                                                         ------------            ------------

        TOTAL LIABILITIES                                                   5,904,509               5,434,396
                                                                         ------------            ------------

STOCKHOLDERS' EQUITY:
 Common stock, no par value; authorized 100,000,000 shares; issued and outstanding; 24,826,369 shares at January 31, 2001 and
  24,414,725 shares at April 30, 2000                                      21,290,179              20,868,467
 Common stock subscribed                                                       58,100                  58,100
 Paid in capital                                                              390,852                 420,982
 Accumulated other comprehensive income                                       (51,798)                     --
 Accumulated deficit                                                      (14,616,519)            (11,920,132)
 Less - Notes receivable for common stock:
  Subscribed                                                                   32,537                  35,899
                                                                         ------------            ------------
        TOTAL STOCKHOLDERS' EQUITY                                          7,038,277               9,391,518
                                                                         ------------            ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 12,942,786            $ 14,825,914
                                                                         ============            ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                               Three Months Ended January 31,
                                              ---------------------------------
                                                  2001                 2000
                                              ------------         ------------
REVENUE:
 Sales                                        $  2,302,426         $  2,481,773
                                              ------------         ------------
COSTS AND EXPENSES:
 Cost of sales                                   1,338,047            1,498,743
 General and administrative                      1,934,206              791,848
 Selling                                           426,716              376,410
 Research and development                          120,684               33,600
 Depreciation and depletion                         81,564               18,234
 Amortization of goodwill                           53,000               12,262
                                              ------------         ------------
     TOTAL COSTS AND EXPENSES                    3,954,217            2,731,097
                                              ------------         ------------

INCOME (LOSS) FROM OPERATIONS                   (1,651,791)            (249,324)
                                              ------------         ------------
OTHER INCOME (EXPENSE):
 Other income (expense)                             45,264               25,058
 Interest expense                                 (110,386)             (39,627)
                                              ------------         ------------
     TOTAL OTHER INCOME (EXPENSE)                  (65,122)             (14,569)
                                              ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES               (1,716,913)            (263,893)

Provisions for income taxes                          3,200               23,146
                                              ------------         ------------

NET INCOME (LOSS)                             $ (1,720,113)        $   (287,039)
                                              ============         ============
BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                   $       (.07)        $       (.01)
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             24,733,247           23,618,261

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                Nine Months Ended January 31,
                                              ---------------------------------
                                                  2001                 2000
                                              ------------         ------------
REVENUE:
 Sales                                        $  7,434,586         $  7,153,919
                                              ------------         ------------
COSTS AND EXPENSES:
 Cost of sales                                   3,871,344            4,020,336
 General and administrative                      3,958,940            2,031,201
 Selling                                         1,338,202            1,083,603
 Research and development                          374,654               33,600
 Depreciation and depletion                        144,762               49,598
 Amortization of goodwill                          158,803               36,823
                                              ------------         ------------
     TOTAL COSTS AND EXPENSES                    9,846,705            7,255,161
                                              ------------         ------------

INCOME (LOSS) FROM OPERATIONS                   (2,412,119)            (101,242)
                                              ------------         ------------
OTHER INCOME (EXPENSE):
 Other income (expense)                             63,075               58,747
 Interest expense                                 (344,143)            (128,177)
                                              ------------         ------------
     TOTAL OTHER INCOME (EXPENSE)                 (281,068)             (69,430)
                                              ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES               (2,693,187)            (170,672)

Provisions for income taxes                          3,200               26,146
                                              ------------         ------------
NET INCOME (LOSS)                             $ (2,696,387)        $   (196,818)
                                              ============         ============
BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                   $       (.11)        $       (.01)
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             24,579,930           23,618,261

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                   Accumulated                                              Subscribed
                                                      Other                                                   Stock
                                                  Comprehensive    Retained        Common        Paid in    Less Note    Treasury
                                      Total       Income (Loss)    Earnings        Stock         Capital    Receivable     Stock
                                      -----       -------------    --------        -----         -------    ----------     -----
Balance April 30, 1999              $10,025,938     $     --     $(10,667,609)   $20,306,098    $420,982     $12,387     $(45,920)
Net income (loss)                      (196,818)                     (196,818)
Sale of treasury stock                   86,449                                                   40,529                   45,920
Subscribed stock issued                  (8,321)                                                              (8,321)
                                    -----------     --------     ------------    -----------    --------     -------     --------
Balance, January 31, 2000           $ 9,907,248     $     --     $(10,864,427)   $20,306,098    $461,511     $ 4,066     $     --
                                    ===========     ========     ============    ===========    ========     =======     ========

Balance April 30, 2000              $ 9,391,518     $     --     $(11,920,132)   $20,868,467    $420,982     $22,201     $     --
Comprehensive income (loss)
 Net income (loss)                   (2,696,387)                   (2,696,387)
 Foreign currency translation
  adjustment                            (51,798)     (51,798)
                                    -----------
Total comprehensive income (loss)    (2,748,185)
Payment on subscribed stock               3,362                                                                3,362
Common stock issued                     391,582                                      421,712     (30,130)
                                    -----------     --------     ------------    -----------    --------     -------     --------

Balance January 31, 2001            $ 7,038,277     $(51,798)    $(14,616,519)   $21,290,179    $390,852     $25,563     $     --
                                    ===========     ========     ============    ===========    ========     =======     ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                     2001               2000
                                                 -----------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                               $(1,720,113)       $  (287,039)
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
 Depreciation and depletion                           81,564             18,234
 Amortization of goodwill                             53,000             12,262
 Loss on disposal of property and equipment           22,628                 --
 Foreign currency translation adjustment             (50,330)                --
 Allowance for doubtful accounts                          --             (1,003)
 Allowance for valuation adjustment                   67,019                 --
                                                 -----------        -----------
                                                  (1,546,232)          (257,546)
 Changes in assets and liabilities:
  (Increase) decrease in current assets:
    Accounts receivable                              534,287            223,025
    Inventory                                       (148,351)          (123,089)
    Prepaid expenses                                 (31,977)            16,294
    Deposits                                        (413,762)          (123,229)
    Notes receivable and investments                  (9,618)           (76,228)

  Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses            368,800           (131,838)
    Income taxes payable                                  --             31,788
                                                 -----------        -----------
CASH USED IN OPERATING ACTIVITIES                 (1,246,853)          (440,823)
                                                 -----------        -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (9,340)            (9,496)
 Patents                                                  --           (106,250)
 Other                                                    --           (209,278)
                                                 -----------        -----------
CASH USED IN INVESTING ACTIVITIES                     (9,340)          (325,024)
                                                 -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock, net                       179,723                 --
 Sale of treasury stock                                   --             86,449
 Repayment on notes payable - long-term debt           6,057             68,420
 Subscriptions receivable                              1,651                 --
 Amounts borrowed under short-term debt              726,178                 --
 Amounts borrowed under notes payable                     --            329,262
                                                 -----------        -----------
CASH PROVIDED BY FINANCING ACTIVITIES                913,609            484,131
                                                 -----------        -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - CONTINUED


                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                      2001              2000
                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH                      (342,584)         (281,716)
CASH AND CASH EQUIVALENTS, beginning of period        471,792         1,605,169
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, end of period          $   129,208       $ 1,323,453
                                                  ===========       ===========


Supplemental Cash Flow Information
 Interest paid                                    $    47,886                --
 Income taxes paid                                $     3,200                --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                       2001             2000
                                                   -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $(2,696,387)     $  (196,818)
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
 Depreciation and depletion                            144,762           49,598
 Amortization of goodwill                              158,803           36,823
 Loss on disposal of property and equipment             22,628               --
 Foreign currency translation adjustment               (50,330)              --
 Allowance for doubtful accounts                            --             (140)
 Allowance for valuation adjustment                    191,203               --
 Disposition of goodwill                                    --           32,696
                                                   -----------      -----------
                                                    (2,229,321)         (77,841)
 Changes in assets and liabilities:
  (Increase) decrease in current assets:
   Accounts receivable                                 511,993           71,351
   Other receivables                                       181               --
   Inventory                                          (288,398)          71,521
   Prepaid expenses                                    (40,518)          19,451
   Deposits                                           (640,055)        (120,805)
   Notes receivable and investments                      2,855          (76,228)

  (Increase) decrease in non-current assets:
   Notes receivable - long-term                         19,970               --
   Other receivables, net                               30,680               --
  Increase (decrease) in current liabilities:
   Accounts payable and accrued expenses                24,204         (249,215)
                                                   -----------      -----------
CASH USED IN OPERATING ACTIVITIES                   (2,608,409)        (361,766)
                                                   -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (328,428)        (359,881)
 Patents                                                    --         (106,250)
 Other                                                      --         (233,738)
                                                   -----------      -----------
CASH USED IN INVESTING ACTIVITIES                     (328,428)        (699,869)
                                                   -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock, net                         391,582               --
 Sale of treasury stock                                     --           86,449
 Repayment on notes payable - long-term debt        (1,470,269)              --
 Subscriptions receivable                                3,362           (8,321)
 Amounts borrowed under short-term debt                726,178               --
 Amounts borrowed under notes payable                1,190,000        1,056,150
                                                   -----------      -----------
CASH PROVIDED BY FINANCING ACTIVITIES                  840,853        1,134,278
                                                   -----------      -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                       2001              2000
                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH                     (2,095,984)           72,643

CASH AND CASH EQUIVALENTS, beginning of period       2,225,192         1,250,810
                                                   -----------       -----------
CASH AND CASH EQUIVALENTS, end of period           $   129,208       $ 1,323,453
                                                   ===========       ===========


Supplemental Cash Flow Information
 Interest paid                                     $   156,643       $    88,550
 Income taxes paid                                 $     3,200       $     8,950

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

NOTE A - INVENTORY

Inventory at the respective balance sheet dates consists of the following:

                                   January 31, 2001               April 30, 2000
                                   ----------------               --------------
Raw materials                         $  515,985                    $  654,238
Work-in-progress                         514,932                       290,103
Finished goods                           883,096                       681,274
                                      ----------                    ----------

                                      $1,914,013                    $1,625,615
                                      ==========                    ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF OPERATIONS FOR 2001 AND 2000

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

                                            THREE MONTHS ENDED JANUARY 31,
                                --------------------------------------------------------
                                    2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
                                Temperature    Temperature     Oilfield       Oilfield
                                 Recorder       Recorder      Operations     Operations
                                Operations     Operations      and Other      and Other
                                -----------    -----------    -----------    -----------
Sales                           $ 2,275,239    $ 2,478,995    $    27,187    $     2,778
                                -----------    -----------    -----------    -----------
Cost of sales                     1,338,047      1,489,722        158,630          9,021
General and administrative        1,758,491        742,227         17,085         49,621
Selling                             426,716        376,410             --             --
Research and development            120,684         33,600             --             --
Depreciation and depletion           34,136         18,234         47,428             --
Amortization of goodwill             53,000         12,262             --             --
                                -----------    -----------    -----------    -----------
Income (loss) from operations    (1,455,835)      (193,460)      (195,956)       (55,864)
Interest expense                    110,386         39,627             --             --
Other income (expense)               45,264         25,207             --           (149)
Income taxes                          3,200         23,146             --             --
                                -----------    -----------    -----------    -----------

Net income (loss)               ($1,524,157)   ($  231,026)   ($  195,956)   ($   56,013)
                                ===========    ===========    ===========    ===========

                                             NINE MONTHS ENDED JANUARY 31,
                                --------------------------------------------------------
                                    2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
                                Temperature    Temperature     Oilfield       Oilfield
                                 Recorder       Recorder      Operations     Operations
                                Operations     Operations      and Other      and Other
                                -----------    -----------    -----------    -----------
Sales                           $ 7,385,470    $ 7,151,141    $    49,116    $     2,778
                                -----------    -----------    -----------    -----------
Cost of sales                     3,869,094      3,926,083        226,991         13,521
General and administrative        3,700,866      1,960,893         33,333        151,040
Selling                           1,338,202      1,083,603             --             --
Research and development            374,654         33,600             --             --
Depreciation and depletion           97,334         49,598         47,428             --
Amortization of goodwill            158,803         36,823             --             --
                                -----------    -----------    -----------    -----------
Income (loss) from operations    (2,153,483)        60,541       (258,636)      (161,783)
Interest expense                    344,143        128,177             --             --
Other income (expense)               63,075         58,144             --            603
Income taxes                          3,200         26,146             --             --
                                -----------    -----------    -----------    -----------

Net income (loss)               ($2,437,751)   ($   35,638)   ($  258,636)   ($  161,180)
                                ===========    ===========    ===========    ===========

     TEMPERATURE RECORDER OPERATIONS

     Sales decreased 8% for the three-month period ended January 31, 2001 and increased 3% for the nine months ended January 31, 2001, as compared to the same periods last year. The decrease in the three-month period is primarily due to a 2% decrease in the number of units sold. The increase in the nine-month period is due to a 3% increase in the number of units sold. Cost of sales decreased 10% and 1%, respectively, for the three and nine months ended January 31, 2001 as compared to the same periods last year. The decrease in both periods is due to decreased purchases of recorder units and data loggers, partially offset by increased labor costs, retriever fees, shipping costs and supplies used in the manufacturing process.

     General and administrative expenses for the three and nine months ended January 31, 2001 increased 137% and 89%, respectively, as compared to the same periods last year. The increase in the three-month period is due to salaries, the write-off of a technology investment, legal fees, outside services, servicing securities and expenses in the Vitsab subsidiaries, partially offset by decreased professional services, rent and administrative and general expenses related to the Cox Australia subsidiary. The increase in the nine-month period is due to computer expenses, salaries, insurance, the write-off of a technology investment, legal fees, outside services and rent, partially offset by decreases in travel expenses and professional services.

     Selling expense increased 13% and 23%, respectively, for the three and nine months ended January 31, 2001 as compared to the same period last year. The increase in the three-month period is primarily due to travel expense, sales salaries, commissions and outside services, partially offset by decreases in consulting fees, shipping and trade show expenses. The increase in the nine-month period is due to increases in sales salaries related to the EDS(TM) product (which is subject to the EDS(TM) Settlement, as defined in Legal Proceedings), commissions, travel, trade show and the sales expenses of the Cox Australia subsidiary, partially offset by decreases in sales supply expenses and consulting fees.

     Research and development expense is related to costs incurred from both the EDS(TM) and Vitsab(R) products. Included in these costs are expenses related to various aspects of product development, including the development of production techniques, product research and consulting, and marketing studies.

     Depreciation expense increased 87% and 96%, respectively, for the three- and nine-month periods, as compared to the same periods last year due to increased equipment purchases. All depletion expense was associated with the oilfield operations.

     Amortization of goodwill increased 332% and 331%, respectively, for the three and nine months ended January 31, 2001 as compared to the same period last year. This increase is related to the increase in goodwill resulting from the acquisition of Vitsab Sweden AB.

     Included in costs and expenses are the costs associated with the development of the EDS(TM) and Vitsab(R) products. During the three- and nine-month periods, the Company incurred $969,576 and $2,243,094, respectively, of costs related to the development of these new products. Without these developmental costs, net loss in the Temperature Recorder Operations for the three- and nine-month periods would have been ($554,581) and ($194,657), respectively.

     The Company has expended funds to further the development of enzyme-based "smart labels" that detect temperature abuse in packages of perishable goods. The Company has introduced this new technology, known as Vitsab(R), to the food and pharmaceutical industries as a monitoring label applied to packages of temperature sensitive products.

     Interest expense increased 179% and 168%, respectively, for the three- and nine-month periods, as compared to the same periods last year. The primary reason for this increase is the interest related to the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit with, and interest accrued on progress payments made by, Centura Bank.

     The decrease in accounts receivable is due to the lower sales during the quarter and enhanced collection efforts related to past due receivables.

     The increase in inventory is related to the continued production of recorder units in order to increase on-hand inventory and purchases related to the EDS(TM) and Vitsab(R) products.

     The increase in deposits is related to the progress payments made on the purchase of two major pieces of equipment related to the manufacturing of the Vitsab(R) product.

     The increase in property and equipment, net of depreciation, is primarily due to production equipment purchased related to the EDS(TM) and Vitsab(R) products, along with purchases of computer equipment.

     The decrease in other receivables, net is primarily due to the valuation adjustment of $187,233 associated with the underlying securities associated with this receivable. The Company has received payments totaling $34,650 during this fiscal year related to this receivable.

     The decrease in the current portion of long-term debt is related to the retirement of bank loans with the Company's previous lender.

     OILFIELD OPERATIONS AND OTHER

     There were limited oil production operations conducted for the nine-month period ending January 31, 2001. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this period, and these expenses are reflected in the schedule above. For further information regarding this matter, please refer to Note E - Property and Equipment of the notes to consolidated financial statements in the annual report on Form 10-K of the Company for the year ended April 30, 2000.

     The other expenses relate to the Phoenix office operations, which has functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a developmental location for aspects of software development. Effective August 31, 2000, the Company ceased all software development in this office. The Company wrote off this investment in software development of approximately $155,000 in the current quarter.

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

     The decrease in cash and cash equivalents from April 30, 2000 is due primarily to the use of the cash in the development of, and expenses related to, the Company's EDS(TM) and Vitsab(R) products and operations.

     On July 13, 2000 the Company entered into a secured five-year term loan ("Term Loan") with its primary lender, Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 and the remainder was used for working capital.

     Initial principal payments of $9,920, in addition to accrued interest, are due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,312.50, in addition to accrued interest, are due monthly until July 13, 2005.

     The Company also established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan") subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The principal of the Revolving Loan is due on September 2, 2001. The Company borrowed $300,000 during this quarter related to this revolving line of credit. The Company is currently seeking to increase the Revolving Loan and extend the term, however, any such increase may not be made available to, or may not be offered at terms acceptable to, the Company.

     The Company has agreed to certain covenants with respect to both the Term Loan and the Revolving Loan.

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases commence upon the delivery of the equipment, which the Company estimates to be in the fourth quarter of fiscal 2001. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. Through January 31, 2001, the Company accrued approximately $20,000 of interest related to the progress payments made by Centura on behalf of the Company.

     In connection with the first piece of equipment, the Company has advanced approximately $804,000 in progress payments on the cost of both pieces of equipment. Pursuant to the lease agreement relating to the equipment, the Company will receive the amount of the progress payments upon delivery and acceptance of the equipment and the closing of the lease.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has reached an agreement with Sensitech Inc. and Ryan Instruments to settle two lawsuits relating to alleged restrictions on the employment of two of the Company's former employees and to an alleged infringement of certain patents ("EDS(TM) Settlement"). Under the settlement agreement, the Company will delay the market introduction of the EDS(TM) products until November 2002. Until then, the Company is not permitted to presell, promote or advertise any of the EDS(TM) products. In addition, if the Company decides to market EDS(TM) following November 2002, the Company must pay an 18% royalty, up to a total $4 million, on the sale of the EDS(TM) products. In connection with those royalty payments, the Company is required to pay an advance payment of $400,000 upon the first sale of an EDS(TM) product. While the Company believes that it had valid defenses to the claims, the Board of Directors determined that the costs of the litigation outweighed the benefits of immediate pursuit of the EDS(TM) product line.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on November 3, 2000. The following matters were voted upon at the meeting.

     1. To elect seven (7) directors for a one-year terms expiring in 2001 or until their successors are elected and qualified.

                                                 NUMBER OF SHARES
                              NUMBER OF SHARES      VOTING TO          TOTAL
              NOMINEE            VOTING FOR     WITHHOLD AUTHORITY  SHARES VOTED
              -------            ----------     ------------------  ------------
          David K. Caskey        13,058,263           72,423         13,130,686
          Dr. James L. Cox       13,054,263           76,423         13,130,686
          Uri M. Dahan           13,053,763           76,923         13,130,686
          Brian D. Fletcher      13,058,263           72,423         13,130,686
          Dr. Michael E. Fonzo   13,057,763           72,923         13,130,686
          Dr. George M. Pigott   13,057,763           72,923         13,130,686
          Kurt C. Reid           13,058,263           72,423         13,130,686

     2. To approve the proposal for the Cox Technologies, Inc. 2000 Stock Incentive Plan.

                                                NUMBER OF SHARES
                                                ----------------
          FOR                                      12,982,541
          AGAINST                                     133,476
          ABSTAIN                                      14,669
                                                  -----------
          TOTAL                                    13,130,686
                                                  ===========

          Percent of FOR votes of those shares actually voting for this proposal: 98.87%

     3. To approve the proposal to authorize the reincorporation of Cox Technologies, Inc. in North Carolina.

                                                NUMBER OF SHARES
                                                ----------------
          FOR                                      13,038,071
          AGAINST                                      75,362
          ABSTAIN                                      17,253
                                                  -----------
          TOTAL                                    13,130,686
                                                  ===========

          Percent of FOR votes of those shares actually voting for this proposal: 99.29%

     4. To ratify the change in and the appointment of Cherry, Bekaert & Holland, L.L.P. as certified independent public accountants for the Company for the fiscal year ending April 30, 2001.

                                                NUMBER OF SHARES
                                                ----------------
          FOR                                      13,087,913
          AGAINST                                      37,723
          ABSTAIN                                       5,050
                                                  -----------
          TOTAL                                    13,130,686
                                                  ===========

          Percent of FOR votes of those shares actually voting for this proposal: 99.67%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K:

          The Company filed on February 2, 2001 a Current Report on Form 8-K announcing the settlement agreement related to the two lawsuits regarding the EDS(TM) product line as discussed in Legal Proceedings above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COX TECHNOLOGIES, INC.
                                          (Registrant)


Date: 3-19-01                          /s/ James L. Cox
                                       -------------------------------------
                                       James L. Cox
                                       Chairman, President anda
                                       Chief Executive Officer

Date: 3-19-01                          /s/ Jack G. Mason
                                       -------------------------------------
                                       Jack G. Mason
                                       Chief Financial Officer and Secretary