Form 10-K
period 2001-04-30
COX TECHNOLOGIES INC
filed 2001-07-30
CIK 65031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED APRIL 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from _______ to ________

                         Commission file number: 0-8006

                             COX TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                                      86-0220617
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          69 MCADENVILLE ROAD
        BELMONT, NORTH CAROLINA                                  28012-2434
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Estimated aggregate market value of the voting stock held by non-affiliates of the registrant:

                         $7,471,447 as of July 24, 2001

Number of shares of Common Stock, no par value, as of the latest practicable date:

                      24,904,823 shares as of July 24, 2001

Documents incorporated by reference: Portions of the proxy statement dated July 30, 2001, relating to the August 31, 2001 annual meeting of shareholders, are incorporated by reference into Part III of this annual report.

                             COX TECHNOLOGIES, INC.

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                                   ----------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

1.   Business.............................................................     3
     Executive Officers of the Registrant.................................     9
2.   Properties...........................................................     9
3.   Legal Proceedings....................................................    10
4.   Submission of Matters to a Vote of Security Holders..................    10

                                     PART II

5.   Market for the Registrant's Common Equity and
        Related Stockholder Matters.......................................    10
6.   Selected Financial Data..............................................    10
7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................    11
8.   Financial Statements and Supplementary Data .........................    18
9.   Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure...............................    38

                                    PART III

10.  Directors and Executive Officers of the Registrant...................    38
11.  Executive Compensation...............................................    38
12.  Security Ownership of Certain Beneficial Owners
        and Management....................................................    38
13.  Certain Relationships and Related Transactions.......................    38

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......    39
     Signatures...........................................................    40
     Exhibit Index........................................................    41

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Cox Technologies, Inc. (the Company), was incorporated as Mericle Oil Company in July 1968, under the laws of the State of Arizona. The name was changed to Energy Reserve, Inc. in August 1975. In November 1994, Energy Reserve acquired Twin-Chart, Inc. and altered its primary business focus from crude oil operations to temperature recording and monitoring operations. As a result of this change in focus, the Company changed its name to Cox Technologies, Inc. in April 1998. The Company reincorporated in the State of North Carolina in December 2000.

     Executive offices and manufacturing facility are located at 69 McAdenville Road, Belmont, North Carolina 28012; telephone (704) 825-8146. Except where the context otherwise indicates, all references to the "Company" are to Cox Technologies, Inc., its wholly owned subsidiaries, Twin-Chart, Inc., Transit Services, Inc., Vitsab Sweden, AB, Vitsab, Inc., Vitsab USA, Inc., Fresh Tag Research & Manufacturing, Inc., Qualtag Engineering, Inc. and Cox Recorders Australia, Ltd., Pty., a 95% owned Australian distribution company. During July 2001, all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. The only remaining subsidiaries are Vitsab Sweden, AB and Cox Recorders Australia, Ltd., Pty. Cox Technologies, Inc. will operate Cox Recorders and Vitsab as operational divisions.

     The core business of the Company is to provide reliable temperature monitoring products and develop new and technologically advanced monitoring systems. The Company produces and distributes transit temperature recording instruments, including electronic "loggers," graphic temperature recorders and visual indicator tags, both in the United States and internationally. Transit temperature recording instruments create a strip chart record of temperature changes over time, or record temperatures electronically according to a present interval ("logging"). The Company sells and manufactures both types of transit monitoring products, and has established an international market presence and reputation for reliable temperature recording products.

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

     The Company has two current operating segments that involve the (1) production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and
(2) oilfield operations and other, which include all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix, Arizona office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix have been transferred to the Corporate Office in Belmont, North Carolina.

Financial information for these operating segments is summarized below:


Fiscal Years Ended April 30,            2001           2000            1999
----------------------------        -----------     -----------     -----------
Revenues:
Temperature Recorder Operations     $ 9,637,075     $ 9,700,282     $ 8,953,116
Oilfield Operations and Other       $    72,486     $    10,694     $     1,428

Operating profit (loss):
Temperature Recorder Operations     $(2,804,265)    $(1,811,304)    $   335,461
Oilfield Operations and Other       $(3,345,152)    $  (143,887)    $  (172,169)

Identifiable assets:
Temperature Recorder Operations     $ 4,377,067     $ 5,219,141     $ 4,825,654
Oilfield Operations and Other (1)   $   300,000     $ 3,519,790     $ 3,511,438

----------
(1) The Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment in fiscal 2001.

TEMPERATURE RECORDER OPERATIONS

     The Company's temperature recorder activities include production and distribution of transit temperature recording instruments, the sale and distribution of electronic temperature recorders (sold for non-transit quality monitoring purposes as well as for transit monitoring) and production and distribution of visual indicator tags. The Company also performs contract manufacturing.

     The transit temperature recording instruments, known as temperature recorders, are self-contained, battery-powered and designed to create a graphical "time vs. temperature" record. The electronic temperature recorders are battery-powered devices that record temperature in a computer memory chip. The data is later retrieved by transferring the information to a personal computer. The Company also sells digital thermometers as adjuncts to their primary temperature recorder activity.

     The transit recorders are marketed under the trade name Cox Recorders and produce a record which is documentary proof of temperature conditions useful for compliance with governmental regulations, the monitoring performance of refrigerated carriers, and for claims in the transport of valuable perishables such as produce, meat, pharmaceuticals, chemicals, live plants and animal material. The electronic temperature recording products are used for the same purpose, but also are used for internal checking of temperature conditions in storage and processing. The visual indicator tag product determines the exposure of a stored or shipped temperature-sensitive commodity.

     In previous years, the Company manufactured two separate graphic recorders. The COX(1) and COBRA(R) record the air temperature in a truck or container. Both are used primarily in transit monitoring of temperature variations. Manufacture of the COBRA(R) design was halted during fiscal 2001 due to a declining demand for the product.

     The COX(1) product accounts for 86% of the Company's revenues. The balance is accounted for through the sale of electronic data loggers, probes and other temperature monitoring products.

     The Company also manufactures (through a contract manufacturing arrangement with a producer in New Zealand) and distributes an electronic temperature recorder, or "data logger," designated TRACER(R). The TRACER(R) delivers its data via a cable link to a personal computer using specialized software. This software is used under contract issued by the New Zealand supplier. TRACER(R) is used primarily in quality control and safety applications in the foods industries.

     A lower cost transit or "shipping" version of the TRACER(R), the DataSource(TM) transit temperature logger, has been introduced. This logger product is encased in a postage-prepaid mailer sleeve and is used exclusively for transit temperature monitoring and recording. COX(1), TRACER(R) and DataSource(TM) are all currently selling into the markets for the Company's recorder products.

     Digital thermometers with penetration probes are purchased wholesale and then retailed to customers of the Company's manufactured products.

     The Company also sells the TempList(R), which is a data collection or "listing" temperature recorder that is used for point-of-measurement recording. The TempList(R) delivers the data via a cable link to a personal computer using specialized software. The Company does not manufacture these probe and electronic recorder products.

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

     The temperature recorder operations of the Company are not dependent upon a single or a few customers, nor would the loss of any single customer have a materially adverse effect upon earnings or the financial position of the Company. Backlog of orders is not a major factor in the temperature recorder operations of the Company.

     The Company is a major competitor in the temperature recording industry in regards to its production and distribution activities. The Company encounters significant competition from a variety of companies in all major areas of its business activity. The Company competes primarily on product performance and price. Reliability, technology, customer service and company reputation are also important competitive factors.

     The Company generally does not maintain company owned distribution entities. However, in 1999, the Company established Cox Recorders Australia, Ltd., Pty., to retain its market share and presence in this geographic area. Except for this subsidiary, all distributors are contracted. Major distributors are located in Copenhagen, Denmark; Singapore; and Santiago, Chile. All other distribution and sales operations are through individual sales persons operating on salary, sales commission basis or salary plus incentive basis.

VITSAB(R) PRODUCT

     Vitsab(R) is a new technology which employs enzymatic color indicators inside a transparent label to show the amount of temperature exposure of a stored or shipped temperature-sensitive commodity. The enzyme indicator reaction is activated at the beginning of the monitoring period by applying pressure on a plastic bubble strip that is a structure part of the label. This strip contains sealed packets of non-toxic liquids that are broken by pressure. These non-toxic liquids mix to form the indicating solution.

     These tags are programmable devices that run as a "biological clock" parallel to the biological clock of the product it is set to monitor. They integrate both time and temperature and give a visual indication when parallel processes with the monitored food or drug product has reached a certain definable state. This device is known as a TTI (time-temperature integrator).

     The Company plans to produce two distinct Vitsab(R) TTI configurations: a "three dot" indicator (for wholesale distribution of perishables) and a "one dot" indicator (primarily for food safety and consumer packages). Each product is produced on high-speed automated machinery. The Company has engaged the services of a respected automation engineering and equipment development firm to develop new machinery for accelerated Vitsab(R) production.

     The Company is in the final formative stages of the development, production and marketing of the Vitsab(R) TTI. Final development of this technology has required substantial effort to refine manufacturing procedures to achieve a reliable and consistent product delivery. In addition, the chemical formulation of the tag itself, including the specific chemical nature of the enclosure, continues to require testing and validation.

     The Company's visual indicator tag operations also include the development, production and distribution of FreshTag(TM) food spoilage indicators. FreshTag(TM) is based on a licensed and patented technology developed by the U.S. Food and Drug Administration (FDA), that enables the detection of specific chemical compounds that signal the incipient spoilage of seafood and other food types. The Company is currently the sole licensee for this patent from the FDA. Research and development related to FreshTag(TM) is much less complete than the Vitsab(R) product. The Company has not currently set a date for product announcement for the FreshTag(TM) technology, and is pursuing a policy of seeking new external funding for the continued research and development efforts for the FreshTag(TM) product.

     The source and availability of certain raw materials may be a critical and significant factor for Vitsab(R) TTI when it begins production in significant volumes. The source and availability of raw materials for FreshTag(TM) are not likely to be critical and significant factors in the future production of the FreshTag(TM) product.

     The Company currently plans to manufacture the Vitsab(R) TTI at two locations: Malmo, Sweden and Belmont, North Carolina. Preliminary production operations have been periodically started and stopped in Malmo, Sweden as development progresses. The preparation of solutions and product manufacturing are currently being conducted in Belmont, North Carolina.

     The Company maintains both company owned distribution entities and certain contract distributors associated with the Company's temperature recorder operations. The Company plans to use these same distribution entities for Vitsab(R) and FreshTag(TM) outlets.

     In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser will pay the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company cannot sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The stated purchase price in the agreement for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the Purchase option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement. The Company will be paid a minimum annual royalty based on the volume of Vitsab(R) products sold. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB.

OILFIELD OPERATIONS

     The Company owns working interests in developed oil and gas properties located in California. These developed properties contain drilled wells that are capable of producing crude oil or natural gas. The Company's oil and gas properties are the Mitchel and Bacon Hills subleases.

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

     As previously disclosed in prior years, the sublessor had declared this sublease in default due to the failure by the Company to meet certain well drilling requirements. In May 2000, the Company paid the sublessor $50,000 to cure the default. By agreement and amendment to the sublease, the sublessor acknowledged that all drilling requirements had been fulfilled, that the Company had no further obligation to drill any additional wells, that any and all notices of default were cancelled, and that the sublease was in full force and effect.

     The latest independent petroleum studies and reports for the leases were by a respected petroleum engineer as follows: (1) Comprehensive Reservoir Engineering Study, dated February 1986, which estimated the recoverable oil reserves at 21,103,341 barrels, and (2) a Steam Flood Development Plan, dated June 1987, which sets forth a plan including drilling and production costs for recovery of the oil reserves. The Company has not filed any reports concerning oil and gas reserve estimates with any regulatory authorities or agencies other than the Securities and Exchange Commission. The petroleum engineer confirmed the level of reserves in a letter issued July 2000.

     The oil subleases have not produced in any significant volume. The Company entered into an agreement with an independent oilfield operator in April 1999. The primary function of the operator has been to increase production by overhauling the surface equipment, establishing steam and hot water injection operations and improving field conditions at the property. In July 2000, the Company entered into a new agreement with the operator that replaced the previous agreement. Under the terms of the new agreement the Company intended to increase production more rapidly. The new agreement would also allow the Company to buyout the operator at any time. It was the Company's strategy that productive activity at the field would help to increase the revenues while establishing a greater asset value, thus making the Company's sublease holdings more attractive to a potential buyer. In June 2000, the Company entered into an exclusive agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company is of the opinion that $300,000 of net assets should be recognized as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in fiscal 2001.

     For further information, reference is made to Note 5 of the notes to consolidated financial statements.

EDS(TM)/SOFTWARE PROJECT

     The Company initiated a major new design effort to develop the EDS(TM) temperature logger. The EDS(TM) is a slim product approximately the size of a credit card and less than a quarter of an inch thick. A large LCD screen displays detailed information about the temperature recording and the user can scroll to display additional items of information. This "smart card" design departs from the normal configuration for such products in that it is small in size, inexpensive and displays much of the information that the users of graphic transit temperature instruments now obtain from a visual inspection of a paper chart.

     On February 2, 2001, the Company filed a Current Report on Form 8-K announcing that the Company reached an agreement with Sensitech Inc. and Ryan Instruments to settle two lawsuits relating to alleged restrictions on the employment of two of the Company's former employees and to an alleged infringement of certain patents. As a result of this agreement, the Company plans to delay the market introduction of the EDS(TM) products until November 2002.

INTELLECTUAL PROPERTY

     The Company owns a number of patents, trademarks, trade secrets and other intellectual property directly related to, and important to, the Company's business. Although the conduct of business involves the manufacture of various products that are covered by patents, the Company does not believe that any one single existing patent or group of patents is material to the success of the business as a whole.

RESEARCH AND DEVELOPMENT

     Research and development expenses are related to costs incurred for both the EDS(TM) and Vitsab(R) products. Research and development expenses were $345,393, $409,362 and $407,044 for the fiscal years ended 2001, 2000 and 1999, respectively. The decrease in fiscal 2001 as compared to fiscal 2000 is due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product.

GOVERNMENT REGULATION

     The Company is not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export controls and import controls, which may apply to our products. Many our customers' products, however, are subject to extensive regulation by agencies such as the FDA. The Company designs and manufactures its products to ensure that its customers are able to satisfy a variety of regulatory requirements and protocols established to, among other things, avoid the spoiling of perishable goods such as produce, meat, pharmaceuticals and chemicals.

     The regulatory environment in which customers operate is subject to changes due to political, economic and technical factors. In particular, as use of temperature recording and monitoring technology expands and as national governments continue to develop regulations for this technology, customers may need to comply with new regulatory standards. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of sales by the Company or its customers.

EMPLOYEES

     At June 1, 2001, the Company had 117 full-time employees compared to 120 at June 1, 2000. This 3% decrease is related to the restructuring of the Company and consolidation of activities previously performed in other locations to the Corporate Office in Belmont, North Carolina. None of the Company's employees are covered by collective bargaining agreements. Relations between the Company and its employees are generally considered good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   Date Elected
 Name and Age (1)                 Title (1)                         An Officer
 ----------------                 ---------                         ----------
Dr. James L. Cox         Chairman, President and
     Age - 56              Chief Executive Officer                   08/01/95
David K. Caskey
     Age - 38            President - Cox Recorders                   11/01/97
Brian D. Fletcher
     Age - 39            Chief Operating Officer                     03/10/00
Jack G. Mason            Chief Financial Officer
     Age - 43              and Secretary                             07/31/00
James R. McCue
     Age - 42            President - Vitsab                          03/12/00
Kurt C. Reid
     Age - 41            Chief Operating Officer                     03/10/00
Robert L. Thornton
     Age - 41            Controller and Assistant Treasurer          11/03/00

----------
(1)  As of June 30, 2001

     The present terms of all officers extend to August 31, 2001, the date of the next annual meeting of shareholders and the annual meeting of the Board of Directors, or until their successors are elected and qualified.

     Dr. James L. Cox and David K. Caskey are the only executive officers that have served in their current executive positions with the Company for the past five years.

     Brian D. Fletcher was employed by the Company as Chief Operating Officer on March 10, 2000. Prior to joining the Company, he was a private investor for more than the previous four years. Prior to that, he was employed as an investment representative for Edward Jones Co.

     Jack G. Mason was employed by the Company as Chief Financial Officer on July 1, 2000. On November 3, 2000 he was named Chief Financial Officer and Secretary. Prior to joining the Company, he was the Chief Financial Officer of PSNC Energy for more than the previous four years.

     James R. McCue was employed by the Company as President of Vitsab on March 21, 2000. Prior to joining the Company, he was employed in marketing with Hill-Rom Company, a division of Hillenbrand Industries for more than the previous four years.

     Kurt C. Reid was employed by the Company as Chief Operating Officer on March 10, 2000. Prior to joining the Company, he was a private investor for more than the previous four years. Prior to that, he was employed as an investment representative for Edward Jones Co.

     Robert L. Thornton was employed by the Company as Controller on August 21, 2000. On November 3, 2000 he was named Controller and Assistant Treasurer. Prior to joining the Company, he was the Director - Investor Relations and Financial Projects of PSNC Energy for more than the previous five years.

ITEM 2. PROPERTIES

     The Company has leased manufacturing facilities located in Belmont, North Carolina and Malmo, Sweden. The facility in Belmont serves as the Corporate Office, manufacturing and distributing of time temperature recording devices and directing the oilfield operations. The Belmont facility also manufactures the Vitsab(R) product. The Malmo facility is used for the limited production of the Vitsab(R) product. The Company closed the office in Phoenix, Arizona, which was primarily used for directing the oilfield operations. The Company also leases office space in Upland, California, to support the sales function.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, but the Company does not believe these proceedings could have a material impact on the results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the three months ended April 30, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the nationwide over-the-counter market and is listed under the symbol "coxt.ob" on the electronic bulletin board provided by the National Quotation Bureau, Inc.

     The table below presents the reported high and low common stock sale prices for each quarter of fiscal 2001 and 2000. The Company has not declared any dividends during the last two fiscal years.

                                 2001                        2000
                          -------------------         -------------------
                           Low          High           Low           High
                          -----         -----         -----         -----
First Quarter             $1.88         $0.69         $0.73         $0.55
Second Quarter            $1.38         $0.47         $0.73         $0.47
Third Quarter             $0.94         $0.31         $4.31         $0.48
Fourth Quarter            $0.50         $0.28         $3.38         $1.25

     At July 10, 2001, the Company had approximately 2,045 holders of record of the Company's common stock.

     The payment of dividends by the Company is within the discretion of the Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to use earnings, if any, to finance a portion of its operations.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial information as of and for each of the fiscal years, which have been derived from, and should be read together with, the audited consolidated financial statements and the related notes, which are included elsewhere in this report. The information presented below should also be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended April 30,            2001            2000            1999           1998           1997
----------------------------         -----------     -----------     -----------    -----------    -----------
Sales                                $ 9,709,561     $ 9,710,976     $ 8,954,544    $ 8,138,756    $ 7,453,817
Income (loss) from operations        $(6,149,417)    $(1,955,191)    $   163,292    $ 1,095,451    $ 1,050,219
Basic and diluted net income
  (loss) per average common share    $      (.27)    $      (.09)    $       .01    $       .15    $       .04
Weighted average number of
  common shares outstanding           24,661,104      24,222,547      21,368,188     20,041,562     20,041,562
Total assets                         $ 8,654,189     $14,369,529     $12,877,192    $ 9,766,536    $ 6,953,356
Stockholders' equity                 $ 2,528,355     $ 9,041,805     $10,025,938    $ 8,565,711    $ 5,515,997
Long-term debt (1)                   $ 3,090,044     $ 2,908,359     $   581,374    $   280,706    $   358,686

----------
(1)  Excludes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2001

     The Company has two current operating segments that involve the (1) production and distribution of temperature recording and monitoring devices, including graphic temperature recorders, electronic "loggers," and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and
(2) oilfield operations and other, which include all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix, Arizona office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix have been transferred to the Corporate Office in Belmont, North Carolina.

Fiscal Years Ended April 30,         2001            2000            2001           2000
----------------------------      -----------     -----------     -----------     ---------
                                                 Temperature
                                  Temperature      Recorder        Oilfield        Oilfield
                                   Recorder       Operations      Operations      Operations
                                  Operations     (as restated)     and Other      and Other
                                  -----------     -----------     -----------     ---------
 Sales                            $ 9,637,075     $ 9,700,282     $    72,486     $  10,694
                                  -----------     -----------     -----------     ---------
 Cost of sales                      5,042,539       5,256,403         308,480        21,248
 General and administrative         4,508,233       3,565,514          46,962       133,333
 Selling                            1,812,052       1,649,247              --            --
 Research and development             345,393         409,362              --            --
 Depreciation and depletion           513,820         433,508              --            --
 Amortization of goodwill             219,303         197,552              --            --
 Loss on impairment                        --              --       3,062,196            --
 Income (loss) from operations     (2,804,265)     (1,811,304)     (3,345,152)     (143,887)
 Other income (expense)              (128,150)         43,396              --       (78,424)
 Interest expense                    (496,442)       (170,263)             --            --
 Income taxes                              --          41,754              --            --
                                  -----------     -----------     -----------     ---------
Net income (loss)                 $(3,428,857)    $(1,979,925)    $(3,345,152)    $(222,311)
                                  ===========     ===========     ===========     =========

TEMPERATURE RECORDER OPERATIONS

     Sales decreased $63,207, or 1% in fiscal 2001 as compared to fiscal 2000, due to a decrease in the number of units sold, lower unit selling prices and an increase in the amount of returned units. Cost of sales for fiscal 2001 decreased $213,864, or 4% as compared to fiscal 2000 due primarily to decreased purchases of recorder units and data loggers, partially offset by increased labor costs, retriever fees, shipping costs and supplies used in the manufacturing process.

     General and administrative expenses for fiscal 2001 increased $942,719, or 26% as compared to fiscal 2000. The increase is due to salaries, outside services, insurance, payroll taxes, legal fees and rent. Also included in fiscal 2001 was approximately $288,000 of non-recurring charges and write-offs related to a technology investment, the closing of the Phoenix office, an increase in the allowance for bad debts and to legal fees discussed in more detail later. Offsets to the increase include decreases in travel expenses, professional services and office supplies. Fiscal 2000 includes a prior period adjustment of $600,000 related to compensation expense associated with stock options, as discussed more fully in Note 13 to the consolidated financial statements.

     Selling expenses for fiscal 2001 increased $162,805, or 10%, as compared to fiscal 2000. The increase is due to increases in sales salaries related to the EDS(TM) product (which is subject to the EDS(TM) settlement, as discussed on page 6 of this annual report), commissions and travel expenses, partially offset by decreases in trade show expenses and professional services.

     Research and development expenses are related to costs incurred for both the EDS(TM) and Vitsab(R) products. Research and development expenses decreased $63,969, or 16%, in fiscal 2001 as compared to fiscal 2000, due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product.

     Depreciation and depletion expense in fiscal 2001 increased $80,312, or 19%, as compared to fiscal 2000 primarily due to asset additions. Fiscal 2000 reflects the restatement of $349,713 recorded as a prior period adjustment, as discussed more fully in Note 13 to the consolidated financial statements. All depletion expenses associated with the oilfield operations were written off as a loss on impairment, as discussed in Note 5 to the consolidated financial statements.

     Amortization of goodwill increased $21,751, or 11% in fiscal 2001 as compared to fiscal 2000. This increase is related to the increase in the amount of goodwill resulting from the acquisition of Vitsab Sweden, AB.

     Included in costs and expenses are the costs associated with the development of the EDS(TM) and Vitsab(R) products. During fiscal 2001, the Company incurred $3,044,583 of costs related to the development of these new products. Without these development costs, net loss in the Temperature Recorder Operations for fiscal 2001 would have been $(384,274).

     Other expenses increased $171,546, or 395%, in fiscal 2001 as compared to fiscal 2000 primarily due to a valuation adjustment related to the note due from officer.

     Interest expense increased $326,179, or 192%, in fiscal 2001 as compared to fiscal 2000. The primary reason for this increase is the interest cost related to the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit with, and interest accrued on progress payments made by, Centura Bank.

     The decrease in accounts receivable is due to the lower sales during the fiscal year and enhanced collection efforts on past due receivables.

     The increase in inventory is related to the continued production of recorder units in order to increase on-hand inventory and to purchases of raw material related to the production of the Vitsab(R) product.

     As discussed more fully in Note 7 to the consolidated financial statements, the increase in deposits is related to the progress payments made on the purchase of equipment related to the manufacturing of the Vitsab(R) product.

     The decrease in property and equipment, net of depreciation, is due to the recognition of a loss on impairment of the oilfield assets of $3,062,196 as discussed in Note 5 to the consolidated financial statements and the non-recurring accounting adjustments related to accumulated depreciation.

     The decreases in notes receivable - non-current portion and accounts payable and accrued expenses are related to accounting adjustments to reclassify these amounts to intercompany accounts, which are eliminated in consolidation.

     The decrease in the current portion of long-term debt is related to the retirement of bank loans with the Company's previous lender.

OILFIELD OPERATIONS AND OTHER

     There were limited oil production operations conducted during fiscal 2001. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this fiscal year. The Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment during fiscal 2001.

     The other expenses relate to the Phoenix, Arizona office operations, that functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a location for aspects of software development. Effective August 31, 2000, the Company ceased all software development in this office. The Company wrote off this investment in software development of approximately $155,000 in fiscal 2001. Effective October 31, 2000, the Company closed the Phoenix office and transferred the activities of this office to the Corporate Office in Belmont, North Carolina.

LIQUIDITY AND CAPITAL RESOURCES

     The Company derives cash from operations, equity sales and borrowing from long- and short-term lending sources to meet its cash requirements. During fiscal 2001, the cash flow from operations was not adequate to meet cash requirements and commitments of the Company. The Company may enter into equity, debt or other financing arrangements to meet its further financial needs for expansion into food safety control products and to provide for general working capital needs.

     The decrease in cash and cash equivalents is due primarily to the development of, and expenses related to, the Company's EDS(TM) and Vitsab(R) products and operations.

     On July 13, 2000 the Company entered into a five-year term loan ("Term Loan") with its primary lender, Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 from its previous lender and the remainder was used for working capital.

     Initial principal payments of $9,920, in addition to accrued interest, are due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,312.50, in addition to accrued interest, are due monthly until July 13, 2005.

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan") subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The principal of the Revolving Loan is due on September 2, 2001. The Company had borrowed $800,000 related to this line of credit at April 30, 2001.

     The Company has agreed to certain covenants with respect to both the Term Loan and the Revolving Loan. The Company is in violation of certain covenants related to Cash Flow Coverage Ratio and Tangible Net Worth. In a letter dated July 24, 2001, Centura has waived the violation of these covenants as of April 30, 2001. As a result, this amount has been classified as current portion of long-term debt.

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. At the end of fiscal 2001, the Company had accrued and paid approximately $24,000 of interest related to the progress payments made by Centura on behalf of the Company.

     The Company has advanced approximately $784,400 in progress payments on the cost of both pieces of equipment, of which $406,500 has been advanced directly by Centura. Pursuant to the lease agreement relating to the equipment, the Company will receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease. If needed, Centura has agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

     In April 2001 the Company executed an agreement with it Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser will pay the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company cannot sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The stated purchase price in the agreement for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the Purchase option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement. The Company will be paid a minimum annual royalty based on the volume of Vitsab(R) products sold. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB.

MANAGEMENT'S PLANS AND ACTIONS

     The Company incurred operating losses of $(6,149,417) and $(1,955,191) in fiscal 2001 and 2000, respectively. During fiscal 2001, the Company incurred several nonrecurring expense items totaling approximately $4,700,000 related to the restructuring of the Company and operational efficiencies. As previously mentioned, the Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment. The Company also incurred approximately $600,000 of nonrecurring costs during fiscal 2001 related to the oilfield subleases and other items. Other items totaling approximately $925,000 related to the disposition of a technology investment, obsolete inventory and other adjustments. Also included in fiscal 2001 are costs and expenses of $3,044,583 related to the development of the EDS(TM)and Vitsab(R)products. The Company halted the development of the EDS(TM)product during fiscal 2001 and the Vitsab(R)product has now advanced from its research and development phase to the production phase. During fiscal 2001, the Company began to streamline its operations and began a corporate reorganization. Cox Technologies was reincorporated into North Carolina and eliminated a cumbersome subsidiary structure by merging the domestic subsidiaries into Cox Technologies. Cox Recorders and Vitsab will be operated as divisions. The Company has hired a group of talented executive officers with a variety of experience to update the accounting and financial reporting system and to develop the sales efforts related to new products, as well as the transfer of Vitsab(R)technology from Malmo, Sweden. The Company also brought in outside members to enhance the effectiveness of the Board of Directors, replaced the independent public accountants, retained the services of legal counsel, changed transfer agents and retained the services of an investor relations firm. The Company's Executive Management Committee, consisting of the Chief Executive Officer and the two Chief Operating Officers, has begun to focus on technical issues related to Company products, sales efforts, cost cutting and production efficiencies. The Company has already implemented cost cutting efforts in the administrative and production areas, resulting in annualized savings of approximately $1,000,000.

     During fiscal 2002, the Company will continue to focus on making the Cox Recorders operation more efficient by updating the production efficiencies and continued cost cutting. A major emphasis will be placed on the sales effort and structure related to the COX(1), Tracer(R), DataSource(TM), TempList(R) and Vitsab(R) products, selling the oilfield subleases and making other changes that will result in operational efficiencies. The Company has access to approximately $500,000 through its line of credit and advances on leased equipment, an additional $100,000 from two executives of the Company and an additional $125,000 from an investment trust, which is managed by an executive of the Company. The impact of these changes and access to additional funds, if necessary, should result in an improvement to positive cash flow and a return to profitability, though this cannot be assured.

FISCAL 2000

Fiscal Years Ended April 30,         2000             1999            2000           1999
----------------------------      -----------      -----------      ---------      ---------
                                  Temperature
                                   Recorder       Temperature        Oilfield       Oilfield
                                  Operations        Recorder        Operations     Operations
                                 (as restated)     Operations       and Other      and Other
                                  -----------      -----------      ---------      ---------
Sales                             $ 9,700,282      $ 8,953,116      $  10,694      $   1,428
                                  -----------      -----------      ---------      ---------
Cost of sales                       5,256,403        4,397,078         21,248         13,130
General and administrative          3,565,514        2,307,732        133,333        160,467
Selling                             1,649,247        1,388,232             --             --
Research and development              409,362          407,044             --             --
Depreciation and depletion            433,508           80,873             --             --
Amortization of goodwill              197,552           36,696             --             --
                                  -----------      -----------      ---------      ---------
Income (loss) from operations      (1,811,304)         335,461       (143,887)      (172,169)
Other income (expense)                 43,396            7,031        (78,424)       241,322
Interest expense                     (170,263)        (150,414)            --         (2,716)
Income taxes                           41,754           42,119             --         19,491
                                  -----------      -----------      ---------      ---------
Net income (loss)                 $(1,979,925)     $   149,959      $(222,311)     $  46,946
                                  ===========      ===========      =========      =========

TEMPERATURE RECORDER OPERATIONS

     Sales increased $747,166, or 8% for fiscal 2000 as compared to fiscal 1999. Cost of sales as a percent of sales for fiscal 2000 and 1999 were 54% and 49%, respectively. This change was primarily due to increased material and labor costs.

     General and administrative expenses increased $1,257,782, or 55 % for fiscal 2000 as compared to fiscal 1999. Fiscal 2000 includes the prior period adjustments of $600,000 related to compensation expense for stock options and $349,713 related to depreciation. Expressed as a percent of sales, the general and administrative expenses for fiscal 2000 and 1999 were 37% and 26%, respectively.

     Selling expenses increased $261,015, or 19% in fiscal 2000 as compared to fiscal 1999. As a percent of sales, these expenses for fiscal 2000 and 1999 were 17% and 16%, respectively.

OILFIELD OPERATIONS AND OTHER

     There were no oil production operations conducted directly by the Company during fiscal 2000. However, financial results from the farm-out arrangement are reflected in the figures presented. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this period, and these expenses are reflected in the schedule above.

     Subsequent to the end of fiscal 2000, by mutual agreement, the aforementioned farm-out arrangement was terminated and replaced by a new agreement.

     The other expenses relate to the Phoenix, Arizona office of the Company, which has functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a location for aspects of software development.

FISCAL 1999

Fiscal Years Ended April 30,          1999             1998            1999            1998
----------------------------       -----------      -----------      ---------      -----------
                                   Temperature      Temperature      Oilfield        Oilfield
                                    Recorder         Recorder       Operations      Operations
                                    Operations      Operations       and Other       and Other
                                   -----------      -----------      ---------      -----------
Sales                              $ 8,953,116      $ 8,135,197      $   1,428      $     3,559
                                   -----------      -----------      ---------      -----------
Cost of sales                        4,397,078        3,676,082         13,130           28,775
General and administrative           2,307,732        1,925,715        160,467          153,492
Selling                              1,388,232        1,223,991             --               --
Research and development               407,044               --             --               --
Depreciation & amortization            117,569           34,468             --              782
                                   -----------      -----------      ---------      -----------
Income (loss) from operations          335,461        1,274,941       (172,169)        (179,490)
Other income (expense)                   7,031         (127,203)       241,322        2,221,008
Interest expense                      (150,414)         (34,938)        (2,716)         (37,250)
Income taxes                            42,119           50,500         19,491               --
                                   -----------      -----------      ---------      -----------
Net income (loss)                  $   149,959      $ 1,062,300      $  46,946      $ 2,004,268
                                   ===========      ===========      =========      ===========

TEMPERATURE RECORDER OPERATIONS

     Sales increased $817,919, or 10% for fiscal 1999 as compared to fiscal
1998.

     Cost of sales increased $720,996, or 20% in fiscal 1999 as compared to fiscal 1998. As a percent of sales, these costs for fiscal 1999 and 1998 were 49% and 45%, respectively.

     General and administrative expenses as a percent of sales increased to 26% in fiscal 1999 as compared to 24% in fiscal 1998.

     Selling expenses for fiscal 1999 increased by a total of $164,241, or 13% over fiscal 1998. Expressed as a percent of sales, this expense remained constant at approximately 15% for both fiscal years.

     The increase in depreciation and amortization resulted from equipment purchases and amortization of goodwill.

     Interest expense declined due to reduction of debt attributable to this segment of operations.

OILFIELD OPERATIONS

     There were no crude oil sales in fiscal 1999. Income of $1,428 was derived from other operating sources.

     Cost of sales, which represent expenditures in maintaining the field declined $15,645 in fiscal 1999 as compared to fiscal 1998.

     The increase of $6,975 in general and administrative expense over fiscal 1998 was primarily due to professional fees.

     Interest decreased due to the reduction in interest bearing indebtedness attributable to this business segment.

FORWARD-LOOKING STATEMENTS

     Statements contained in this document, which are not historical in nature, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. You can identify these statements by the fact that they do not related strictly to historical or current facts. They use words such as "estimate," "intend," "plan," and other words and terms of similar meaning in connection with any discussion of future operating and financial performance. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. Cox Technologies undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to Cox Technologies include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with suppliers, regulatory issues, competition, the effect of weather on customers, exposure to environmental issues and liabilities, variations in material costs and general and specific economic conditions. From time to time, Cox Technologies may include forward-looking statements in oral statements or other written documents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina

We have audited the accompanying consolidated balance sheet of Cox Technologies, Inc. and subsidiaries as of April 30, 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cox Technologies, Inc. and subsidiaries as of April 30, 2001 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina
July 24, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Cox Technologies, Inc.
Belmont, North Carolina

We have audited the accompanying consolidated balance sheet of Cox Technologies, Inc., as of April 30, 2000, and the related consolidated statements of operations, stockholders' equity, and of cash flows for the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Technologies, Inc., at April 30, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/ Bedinger & Company

Bedinger & Company
Certified Public Accountants
Walnut Creek, California

June 14, 2000
(Except Note O, which is July 13, 2000,
Note E, which is July 19, 2000, and
Note 13, which is July 5, 2001)

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                April 30, 2001    April 30, 2000
                                                                --------------    --------------
                                                                                  (as restated)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $     43,620      $  2,225,192
  Accounts receivable, less allowance for doubtful accounts
    of $61,810 at April 30, 2001 and $28,524 at April 30, 2000      1,141,308         1,624,733
  Other receivables                                                        --             2,868
  Inventory                                                         1,929,166         1,625,615
  Notes receivable - current portion                                   19,230            24,948
  Deposits                                                            813,305           124,129
  Prepaid expenses                                                     30,493             3,113
                                                                 ------------      ------------
      TOTAL CURRENT ASSETS                                          3,977,122         5,630,598

  Property and equipment, net                                       1,162,464         1,537,257
  Property held for sale, net                                         300,000         3,519,790
  Goodwill                                                          2,976,622         3,158,706
  Due from officer, net                                                53,566           300,000
  Notes receivable - non-current portion                                   --            19,970
  Patents                                                             184,415           203,208
                                                                 ------------      ------------
      TOTAL ASSETS                                               $  8,654,189      $ 14,369,529
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $    602,778      $    932,451
  Short-term debt                                                   1,211,452                --
  Current portion of long-term debt                                 1,221,560         1,486,914
                                                                 ------------      ------------
      TOTAL CURRENT LIABILITIES                                     3,035,790         2,419,365

  Long-term debt                                                    3,090,044         2,908,359
                                                                 ------------      ------------
     TOTAL LIABILITIES                                              6,125,834         5,327,724
                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 100,000,000 shares;
    issued and outstanding; 24,904,823 shares at April 30,
    2001 and 24,414,725 shares at April 30, 2000                   21,267,448        20,868,467
  Common stock subscribed                                                  --            58,100
  Paid in capital                                                   1,044,473         1,020,982
  Accumulated other comprehensive income (loss)                      (108,581)               --
  Accumulated deficit, as restated                                (19,643,854)      (12,869,845)

  Less - Notes receivable for common stock                             31,131            35,899
                                                                 ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                                    2,528,355         9,041,805
                                                                 ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  8,654,189      $ 14,369,529
                                                                 ============      ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                  Fiscal Years Ended April 30,
                                                        ----------------------------------------------
                                                            2001            2000             1999
                                                        ------------     ------------     ------------
                                                                        (as restated)
REVENUE:
   Sales                                                $  9,709,561     $  9,710,976     $  8,954,544
                                                        ------------     ------------     ------------
COSTS AND EXPENSES:
   Cost of sales                                           5,351,019        5,277,651        4,410,208
   General and administrative                              4,555,195        3,698,847        2,468,199
   Selling                                                 1,812,052        1,649,247        1,388,232
   Research and development                                  345,393          409,362          407,044
   Depreciation and depletion                                513,820          433,508           80,873
   Loss on impairment                                      3,062,196               --               --
   Amortization of goodwill                                  219,303          197,552           36,696
                                                        ------------     ------------     ------------
     TOTAL COSTS AND EXPENSES                             15,858,978       11,666,167        8,791,252
                                                        ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                             (6,149,417)      (1,955,191)         163,292
                                                        ------------     ------------     ------------
OTHER INCOME (EXPENSE):
   Other income (expense)                                   (128,150)         (35,028)         248,353
   Interest expense                                         (496,442)        (170,263)        (153,130)
                                                        ------------     ------------     ------------
     TOTAL OTHER INCOME (EXPENSE)                           (624,592)        (205,291)          95,223
                                                        ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (6,774,009)      (2,160,482)         258,515

Provision for income taxes                                        --           41,754           61,610
                                                        ------------     ------------     ------------

NET INCOME (LOSS)                                       $ (6,774,009)    $ (2,202,236)    $    196,905
                                                        ============     ============     ============
BASIC AND DILUTED:

NET INCOME (LOSS) PER SHARE                             $       (.27)    $       (.09)    $        .01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      24,661,104       24,222,547       21,368,188

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Accumulated                                             Subscribed
                                                    Other                                                  Stock
                                                Comprehensive    Retained        Common       Paid in     Less Note      Treasury
                                      Total     Income (Loss)    Earnings         Stock       Capital     Receivable       Stock
                                  ------------    ---------    ------------    -----------   ----------   -----------    --------
Balance, April 30, 1998           $  8,299,916    $      --    $(10,864,514)   $20,041,562   $  220,872   $(1,052,084)   $(45,920)
Net income                             196,905           --         196,905             --           --            --          --
Common stock issued                  1,529,117           --              --        264,536      200,110     1,064,471          --
                                  ------------    ---------    ------------    -----------   ----------   -----------    --------
Balance April 30, 1999              10,025,938           --     (10,667,609)    20,306,098      420,982        12,387     (45,920)

Net income (loss), as restated                                 (2,202,236) -   (2,202,236) -         --            --          --
Sale of treasury stock                  45,920           --              --             --           --            --      45,920
Common stock issued                    562,369           --              --        562,369           --            --          --
Compensation related to grant
  of stock options, as restated        600,000           --              --             --      600,000            --          --
Subscribed stock issued                  9,814           --              --             --           --         9,814          --
                                  ------------    ---------    ------------    -----------   ----------   -----------    --------
Balance, April 30, 2000
  as restated                        9,041,805           --     (12,869,845)    20,868,467    1,020,982        22,201          --

Comprehensive income (loss) -
  Net income (loss)                 (6,774,009)          --      (6,774,009)            --           --            --          --
  Foreign currency
    translation adjustment            (108,581)    (108,581)             --             --           --            --          --
                                  ------------    ---------    ------------    -----------   ----------   -----------    --------
Total comprehensive income
  (loss)                            (6,882,590)          --              --             --           --            --          --
Change is subscribed stock, net        (53,332)          --              --             --           --       (53,332)         --
Common stock issued                    422,472           --              --        398,981       23,491            --          --
                                  ------------    ---------    ------------    -----------   ----------   -----------    --------
Balance, April 30, 2001           $  2,528,355    $(108,581)   $(19,643,854)   $21,267,448   $1,044,473   $   (31,131)   $     --
                                  ============    =========    ============    ===========   ==========   ===========    ========

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Fiscal Years Ended April 30,
                                                    -------------------------------------------
                                                       2001            2000            1999
                                                    -----------     -----------     -----------
                                                                   (as restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(6,774,009)    $(2,202,236)    $   196,905
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
      Depreciation and depletion                        513,820         433,508          80,873
      Amortization of goodwill                          219,303         197,552          36,696
      Loss on impairment                              3,062,196              --              --
      Loss on disposal of property and equipment         22,628              --              --
      Foreign currency translation adjustment          (108,581)             --              --
      Allowance for doubtful accounts                    33,286            (140)           (863)
      Minority interest                                      --            (669)             --
      Other                                              21,783              --              --
      Allowance for valuation adjustment                211,787              --              --
                                                    -----------     -----------     -----------
                                                     (2,797,787)     (1,571,985)        313,611
  Changes in assets and liabilities:
     (Increase) decrease in current assets:
        Accounts receivable                             483,425         (28,382)        139,481
        Other receivables                                 2,868              --              --
        Inventory                                      (303,551)        (82,952)       (499,132)
        Prepaid expenses                                (27,380)         62,747         286,283
        Deposits                                       (689,176)       (100,437)        (18,402)
        Notes receivable and investments                  5,718           2,414          (7,001)
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expenses          (329,673)        349,909         225,731
        Income taxes payable                                 --         (34,720)        (17,550)
                                                    -----------     -----------     -----------
CASH PROVIDED (USED) IN OPERATING ACTIVITIES         (3,655,556)     (1,403,406)        423,021
                                                    -----------     -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment              (81,039)       (380,793)     (1,456,392)
        Acquisition of business                              --        (469,475)     (2,875,000)
        Patents                                              --        (203,208)             --
        Other                                                --          51,211         168,789
                                                    -----------     -----------     -----------
CASH USED IN INVESTING ACTIVITIES                       (81,039)     (1,002,265)     (4,162,603)
                                                    -----------     -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock, net                    422,472       1,162,369         532,886
       Sale of treasury stock                                --          45,920              --
       Repayment on long-term debt                   (1,273,669)     (1,325,563)       (756,350)
       Subscriptions receivable                           4,768           9,814         362,042
       Amounts borrowed under short-term debt         1,211,452              --              --
       Amounts borrowed under long-term debt          1,190,000       3,487,513       2,275,869
                                                    -----------     -----------     -----------
CASH PROVIDED BY FINANCING ACTIVITIES                 1,555,023       3,380,053       2,414,447
                                                    -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH                      (2,181,572)        974,382      (1,325,135)
CASH AND CASH EQUIVALENTS, beginning of period        2,225,192       1,250,810       2,575,945
                                                    -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of period            $    43,620     $ 2,225,192     $ 1,250,810
                                                    ===========     ===========     ===========
Supplemental Cash Flow Information
Interest paid                                       $   246,442     $   170,263     $   153,130
Income taxes paid                                   $     1,600     $    17,356     $    19,039

                 See Notes to Consolidated Financial Statements.

                    COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE FISCAL YEARS ENDED APRIL 30, 2001, 2000, AND 1999

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is engaged in the business of producing and distributing transit temperature recording instruments, including electronic "loggers," graphic temperature recorders and visual indicator tags, both in the United States and internationally. Transit temperature recording instruments work by creating a strip chart record of temperature changes over time, or record temperatures electronically according to a present interval ("logging"). The Company has been involved in the sale and manufacture of both types of transit monitoring products, and has established an international market presence and reputation for reliable temperature recording products.

     In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser will pay the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company cannot sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The stated purchase price in the agreement for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the purchase option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement. The Company will be paid a minimum annual royalty based on the volume of Vitsab(R) products sold. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Cox Technologies, Inc. (the Company) and its wholly owned subsidiary companies, Twin-Chart, Inc., Transit Services, Inc., Vitsab Sweden, AB, Vitsab, Inc., Vitsab USA, Inc., Fresh Tag Research & Manufacturing, Inc., Qualtag Engineering, Inc. and Cox Recorders Australia, Ltd., Pty., a 95% owned Australian distribution company. In July 2001 all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. All material intercompany transactions and balances among the Company and its subsidiary companies have been eliminated in the accompanying consolidated financial statements.

DEPRECIATION, DEPLETION AND AMORTIZATION

     Depreciation and depletion expense for oilfield operations was not recorded for fiscal 2000 and fiscal 1999 as the oilfield assets were idle. Depletion expense for fiscal 2001 was based on production. Depreciation of all other property and equipment is provided on a combination of straight-line and accelerated cost recovery methods over the respective estimated lives over a range of five to twenty years.

GOODWILL

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over a range of six to seventeen years. Amortization expense charged to operations totaled $219,303, $197,552 and $36,696 for fiscal 2001, 2000 and 1999, respectively.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with a maturity of three months or less.

PATENTS

     The Company owns a number of patents directly related to and important to the Company's business. The costs of obtaining patents are capitalized and amortized over the life of the patent.

INVENTORY

     Inventories are stated at the lower of cost determined by the FIFO (first-in, first-out) method or market. Inventory consists primarily of raw material, work-in-process and finished goods related to the transit temperature recording segment.

INCOME TAXES

     The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards (SFAS) No. 109, which requires a liability method of accounting for income taxes. Under this method, the deferred tax liability represents the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and is measured using current tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses, short-term debt and long-term debt. The amounts reported for financial instruments other than long-term debt are considered to be reasonable approximations of their fair values due to their short-term nature. Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value.

COMPREHENSIVE INCOME (LOSS)

     The Company recorded a foreign currency translation adjustment in fiscal 2001 of $(108,581). As a result, total comprehensive loss was $(6,882,590) as compared to a net loss of $(6,774,009) for fiscal 2001. There were no significant items of comprehensive income (loss) for fiscal 2000 and 1999.

LONG-LIVED ASSETS

     The Company has implemented the requirements of SFAS No. 121 with regards to the evaluation of the recoverability of the Company's oil and gas properties.

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value method of accounting for stock options or similar equity instruments. SFAS No. 123 permits companies to continue to account for stock-based compensation awards under APB No. 25, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had adopted the new method of accounting.

RESEARCH AND DEVELOPMENT COSTS

     The costs of research and development activities are charged to operations as incurred.

BASIC AND DILUTED EARNINGS PER SHARE

     Earnings per share have been calculated in conformity with SFAS No. 128, "Earnings Per Share." The Company has a complex capital structure with significant potential common shares. However, basic earnings per common share is based on the weighted average number of common shares outstanding during each year. Potential common shares from the Senior Subordinated Convertible Promissory Note with Technology Investors, LLC and stock option grants are anti-dilutive for fiscal 2001 and 2000 and have been excluded for the earnings per share calculations.

RECLASSIFICATIONS

     Certain amounts previously reported on the consolidated financial statements have been reclassified to conform with the current period's presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INVENTORIES

     Inventory at April 30, 2001 and 2000 consists of the following:

                                               2001               2000
                                            ----------         ----------
     Raw materials                          $  377,470         $  654,238
     Work-in-process                           528,687            290,103
     Finished goods                          1,023,009            681,274
                                            ----------         ----------
          Total                             $1,929,166         $1,625,615
                                            ==========         ==========

3. INVESTMENT IN SECURITIES

     In March 1992, as part of a February 1992 agreement to acquire securities of Pan American Energy, Inc., a public corporation, the Company traded certain California real estate lots in exchange for 4,000,000 Series "A" common stock warrants and the right to purchase 2,000,000 additional such warrants at ten cents $(.10) per warrant. The Company did not recognize a gain on the exchange and has recorded the cost of the warrants at the $30,000 recorded cost of the lots. The loss on these securities of $30,000 was recognized during fiscal 2000.

     In February 1992, the Company entered into an agreement with O.T.S. Holdings, Inc. (O.T.S.) a public corporation, to sell certain mining equipment. The Company issued 50,000 shares of common stock in exchange for $10,000 cash and 190,000 shares of 10% Cumulative Convertible Income Preferred Stock of O.T.S. The transaction was valued at $200,000, comprised of $50,000 for the Company's common stock at $1.00 per share and $150,000 for the mining equipment. Because of certain litigation, the value of the O.T.S. shares was written down to $9,500 during fiscal 1998. A valuation allowance was established reducing the carrying amount to $.05 per share because the core business of O.T.S. was still considered sound. However, in fiscal 1999, discussions with market makers indicated that the value of O.T.S. had further declined, and accordingly, the unrealized loss was written off. The loss on these available for sale securities of $9,500 was recognized during fiscal 2000.

4. NOTES RECEIVABLE

     Notes receivable at April 30, 2001 and 2000 consists of the following:

                                                              2001         2000
                                                            -------      -------
Unsecured note receivable, due October 6, 2000
  plus accrued interest at 13%                              $    --      $ 6,395
Other                                                        19,230       38,523
                                                            -------      -------
                                                             19,230       44,918
Less: Current portion                                        19,230       24,948
                                                            -------      -------
     Total                                                  $    --      $19,970
                                                            =======      =======

5. PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, by major classification, less accumulated depreciation at April 30, 2001 and 2000:

                                                           2001          2000
                                                        ----------    ----------
Manufacturing Property and Equipment
Tooling                                                 $  474,639    $  473,139
Machinery and equipment                                  1,641,645     1,680,498
Office furniture and equipment                             162,366        84,510
Leasehold improvements                                     266,253       248,345
                                                        ----------    ----------
                                                         2,544,903     2,486,492
Less: Accumulated depreciation                           1,382,439       949,235
                                                        ----------    ----------
     Total manufacturing property and equipment          1,162,464     1,537,257
                                                        ----------    ----------
Properties Held for Sale:
Oil and Gas Properties and Equipment
Intangible drilling costs                                  883,023       883,023
Lease and well equipment                                 1,828,881     1,828,881
Leasehold improvements                                     715,891       722,630
Undeveloped leases                                          72,167        72,167
Repurchased participating units                          2,608,640     2,608,640
Other                                                       24,600       173,196
                                                        ----------    ----------
                                                         6,133,202     6,288,537
Less: Accumulated depreciation and depletion             2,771,006     2,768,747
         Allowance for loss on impairment                3,062,196            --
                                                        ----------    ----------
     Total oil and gas properties and equipment            300,000     3,519,790
                                                        ----------    ----------

          Total property and equipment                  $1,462,464    $5,057,047
                                                        ==========    ==========

     The Company holds oil subleases in California (the Chico-Martinez field), but the field has not produced in any significant volume. The Company entered into an agreement with an independent oilfield operator in April 1999. The primary function of the operator has been to increase production by overhauling the surface equipment, establishing steam and hot water injection operations and improving field conditions at the property. In July 2000, the Company entered into a new agreement with the operator that replaced the previous agreement. Under the terms of the new agreement the Company intended to increase production more rapidly. The new agreement would also allow the Company to buyout the operator at any time. It was the Company's strategy that productive activity at the field would help to increase the revenues while establishing a greater asset value, thus making the Company's sublease holdings more attractive to a potential buyer. In June 2000, the Company entered into an exclusive agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company is of the opinion that $300,000 of net assets should be recognized as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in fiscal 2001.

6. LONG-TERM DEBT

     The following is a summary of long-term debt obligations and lease contracts payable at April 30, 2001 and 2000:

                                                           2001          2000
                                                        ----------    ----------
Unsecured notes payable to individuals due in
monthly installments of $2,955, including
interest at 8%                                          $       --    $   19,485

10% Senior Subordinated Convertible Promissory
Note due March 2005 (principal amount of the note
and accrued interest are convertible into the
Company's no par common stock at a conversion price
of $1.25 per share)                                      2,750,000     2,500,000

Note payable to bank, secured under general security
agreement, due in monthly installments of interest
only at prime plus 1% until July 2000                           --       100,000

Note payable to bank, secured under general security
agreement, due in monthly installments of $18,352,
including interest at 11.5% through March 2002                  --       476,033

Unsecured note payable to bank, due July 2000
plus accrued interest at prime plus 1%                          --       500,000

Note payable to bank, secured under general security
agreement, due in monthly installments of $7,560,
including interest at 8.5% through January 2002                 --       144,521

Note payable to bank, secured by general business
assets, due in monthly installments of $9,920 plus
accrued interest at prime plus .625% per annum through
July, 2001 and monthly installments of $22,312.50 plus
accrued interest through July 2005                       1,090,800            --

Unsecured note payable to an individual, due in June
2000 including interest at 12%                                  --       100,000

Capital leases secured by equipment, expiring in
various years, with terms ranging from 36 months to
60 months, due in monthly installments ranging from
$496 to $5,467                                             470,804       555,234
                                                        ----------    ----------
                                                         4,311,604     4,395,273
   Less: Current maturities                              1,221,560     1,486,914
                                                        ----------    ----------
     Total long-term debt                               $3,090,044    $2,908,359
                                                        ==========    ==========

     On July 13, 2000 the Company entered into a five-year term loan ("Term Loan") with its primary lender, Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 from its previous lender and the remainder was used for working capital.

     Initial principal payments of $9,920, in addition to accrued interest, are due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,312.50, in addition to accrued interest, are due monthly until July 13, 2005.

     The Company has agreed to certain covenants with respect to the Term Loan. The Company is in violation of certain covenants related to Cash Flow Coverage Ratio and Tangible Net Worth. In a letter dated July 24, 2001, Centura has waived the violation of these covenants as of April 30, 2001. As a result, this amount has been classified as a current portion of long-term debt.

     Capital leases consist primarily of manufacturing property and equipment with a capitalized cost of approximately $672,000 and accumulated depreciation of approximately $269,000 as of April 30, 2001.

     Following are maturities of long-term debt for each of the next five fiscal years ended April 30:

                   2002                        $1,221,560
                   2003                           143,130
                   2004                           158,778
                   2005                         2,788,136
                   2006                                --
                                               ----------
                     Total                     $4,311,604
                                               ==========

7. SHORT-TERM DEBT

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan") subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The principal of the Revolving Loan is due on September 2, 2001. The Company borrowed $800,000 of this line of credit at April 30, 2001.

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. At the end of fiscal 2001, the Company had accrued and paid approximately $24,000 of interest related to the progress payments made by Centura on behalf of the Company.

     The Company has advanced approximately $784,400 in progress payments on the cost of both pieces of equipment, of which $406,500 has been advanced directly by Centura. Pursuant to the lease agreement relating to the equipment, the Company will receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease.

     If needed, Centura has agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

     The Company has agreed to certain covenants with respect to the Revolving Loan. The Company is in violation of certain covenants related to Cash Flow Coverage Ratio and Tangible Net Worth. In a letter dated July 24, 2001, Centura has waived the violation of these covenants as of April 30, 2001.

8. STOCK OPTION PLANS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees." This statement defines a fair value method of accounting for stock options or similar equity instruments and was adopted by the Company effective May 1, 1996. SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had adopted the new method of accounting.

     The Company has two nonqualified stock option plans, the Stock Option Agreements By and Between Cox Technologies, Inc. and Certain Executives ("Executive Plan") and the 2000 Stock Incentive Plan ("2000 Plan"). In accordance with the Executive Plan, options to purchase an aggregate of up to 6,652,500 shares of the Company's common stock were granted to certain executives of the Company. Options were granted at the fair market value of the Company's common stock determined on the date of the grant. Certain of the options were granted at an exercise price below fair market value, and a prior period adjustment of $600,000 related to compensation expense was charged to operations in fiscal 2000, as discussed in Note 13 to the consolidated financial statements. As a result of the remaining options being granted at the fair market value, no compensation expense is recorded. Options from the Executive Plan are exercisable on various dates and expire on various dates. All options under the Executive Plan have been granted. In accordance with the 2000 Plan, up to 8,000,000 shares of the Company's common stock can be issued through the use of stock-based incentives to employees, consultants and non-employee members of the Board of Directors. The exercise price of options granted through the 2000 Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of the grant. All outstanding options have been granted at the fair market value, therefore no compensation expense has been recorded. Options from the 2000 Plan are exercisable on various dates from the date of the grant and expire on various dates. Exceptions to the exercise date for both plans are allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control as defined in both plans.

     Options granted, exercised and canceled under both plans for the two years ended April 30, 2001 were as follows:

                                         Options         Weighted-Average
                                       Outstanding        Exercise Price
                                       -----------        --------------
     April 30, 1999                            --                --
          Granted                         600,000             $1.25
          Exercised                            --                --
          Canceled                             --                --
                                        ---------
     April 30,2000                        600,000             $1.25
          Granted                       7,310,000             $ .58
          Exercised                            --                --
          Canceled                         (5,000)            $ .36
                                        ---------
     April 30, 2001                     7,905,000             $ .63
                                        =========

     The Company applies APB No. 25 in accounting for both Plans. Accordingly, no compensation cost has been recognized for the 2000 Plan in fiscal 2001. For fiscal 2000, $600,000 was recorded as a prior period adjustment. Had compensation cost for both Plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, the Company's net income and earnings per share (EPS) would have been the pro forma amounts shown below for the fiscal years ended April 30. For purposes of pro forma disclosures, the estimated fair value of options is recorded in its entirety in the year granted.

                                                 2001             2000
                                              -----------      -----------
     Net income (loss)        As reported     $(6,774,009)     $(2,202,236)
     Net income (loss)        Pro forma       $(7,036,503)     $(2,603,635)
     Basic and diluted EPS    As reported     $      (.27)     $      (.09)
     Basic and diluted EPS    Pro forma       $      (.29)     $      (.11)

     For purposes of pro forma disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for nonqualified stock option grants in fiscal 2001 and 2000, respectively:

                                                 2001               2000
                                           ----------------       --------
     Risk free interest rate(s)              4.8% to 6.0%           5.3%
     Volatility factor(s)                  98.26% to 242.8%        40.7%
     Expected life                           4 to 10 years        10 years

     The weighted average fair value of nonqualified stock options granted during fiscal 2001 and 2000 was $.31 to $.84 and $1.67, respectively. Options outstanding at April 30, 2001 have exercise prices ranging from $.31 to $1.25, and a weighted average remaining contractual life of 9.5 years. The number of shares and weighted average exercise price of those shares exercisable at the end of each fiscal year were 2,697,501 shares at $.55 for 2001 and 600,000 shares at $1.25 for 2000.

     At April 30, 2001, there were 6,747,500 shares reserved for issuance under the 2000 Plan.

9. RETIREMENT PLAN

     The Company maintains a 401(k) plan that covers substantially all employees, including subsidiary companies. The Company matches 50% of employee contributions up to 4% of gross earnings. The Company's matching amounted to approximately $33,000 and $31,000, respectively, for fiscal 2001 and 2000.

10. INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns. There is an aggregate federal net operating loss carryforward of $11,175,436 available to reduce future federal taxable income of the parent company. These net operating loss carryforwards will expire in various amounts between fiscal 2001 and fiscal 2016. The Company also has available unused investment tax credits of $154,000, which will expire in fiscal 2001.

     The provisions for income taxes consists of the following for the fiscal years ended April 30,

                                   2001            2000             1999
                                 -------         --------         --------
     Current:
       Federal                   $    --         $     --         $ 46,500
       State                          --           14,754           25,000
                                 -------         --------         --------
                                      --           14,754           71,500
                                 -------         --------         --------
     Deferred:
       Federal                        --           27,000           (9,890)
       State                          --               --               --
                                 -------         --------         --------
                                      --           27,000           (9,890)
                                 -------         --------         --------
     Total                            --         $ 41,754         $ 61,610
                                 =======         ========         ========

     The reconciliation of income tax computed at federal and state statutory rates to the income tax provision is as follows for the fiscal years ended April 30,

                                          2001            2000          1999
                                      -----------     -----------     ---------
Income (loss) before income taxes     $(6,774,009)    $(2,160,482)    $ 258,515
Statutory federal income tax rate:             34%             34%           34%
Expected federal income tax
  expense at statutory rate           $        --     $        --     $  88,000
Other                                          --          41,754        32,610
Utilization of net operating loss
   carryforward                                --              --       (59,000)
                                      -----------     -----------     ---------
Provision for income taxes            $        --     $    41,754     $  61,610
                                      ===========     ===========     =========

     The following is a summary of the significant components of the Company's deferred tax assets for the fiscal years ended April 30,

                                           2001           2000           1999
                                        ----------     ----------     ----------
Deferred tax assets:
   Net operating loss carryforwards     $3,960,000     $2,890,000     $2,346,000
   Impairment on long-lived assets       1,285,000             --             --
   Other                                   149,000             --         11,000
                                        ----------     ----------     ----------
                                         5,394,000      2,890,000      2,357,000
   Less:  Valuation allowance            5,394,000      2,890,000      2,357,000
                                        ----------     ----------     ----------
Net deferred tax asset                  $       --     $       --     $       --
                                        ==========     ==========     ==========

     The valuation allowance primarily represents the tax benefits of certain operating loss carryforwards and other deferred tax assets that may expire without being utilized. During fiscal 2001, 2000 and 1999, the valuation allowance increased (decreased) $2,504,000, $533,000 and $(59,000), respectively.

     The unused net operating loss carryforwards, which may provide future tax benefits, expire at the end of each fiscal year as follows:

              Fiscal Year                   Unused Net Operating
             of Expiration                Loss Carryforward Amount
             -------------                ------------------------
                 2001                           $   970,174
                 2002                             1,258,734
                 2003                             1,566,294
                 2004                               699,952
                 2005                               282,100
            Remaining years                       6,398,182
                                                -----------
                Total                           $11,175,436
                                                ===========

11. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents certain financial information for each quarter during the fiscal years ended April 30,

                                                                   2001
                                      --------------------------------------------------------------
                                        Fourth            Third           Second            First
                                      -----------      -----------      -----------      -----------
Sales                                 $ 2,274,975      $ 2,302,426      $ 2,708,379      $ 2,423,781
Income (loss) from operations          (3,737,403)      (1,651,791)        (322,127)        (438,096)
Net income (loss)                      (4,080,927)      (1,716,913)        (426,819)        (549,350)
Basic and diluted net income (loss)
  per average common share                   (.16)            (.07)            (.02)            (.02)

                                                                   2000
                                      --------------------------------------------------------------
                                        Fourth            Third           Second            First
                                      -----------      -----------      -----------      -----------
Sales                                 $ 2,557,057      $ 2,481,773      $ 2,342,379      $ 2,329,767
Income (loss) from operations          (1,853,949)        (249,324)          82,172           65,910
Net income (loss)                      (2,005,418)        (287,039)          52,773           37,448
Basic and diluted net income (loss)
  per average common share                   (.08)            (.01)             .00              .00

12. SEGMENT INFORMATION

     The Company has two current operating segments that involve the (1) production and distribution of temperature recording and monitoring devices, including graphic temperature recorders, electronic "loggers," and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and
(2) oilfield operations and other, which include all economic activity related to the oil production and the holding of the oil leases and the operation of its Phoenix, Arizona office.

Fiscal Years Ended April 30,               2001           2000           1999
----------------------------            -----------    -----------    ----------
Revenues:
  Temperature Recorder Operations       $ 9,637,075    $ 9,700,282    $8,953,116
  Oilfield Operations and Other              72,486         10,694         1,428
                                        -----------    -----------    ----------
                                        $ 9,709,561    $ 9,710,976    $8,954,544
                                        ===========    ===========    ==========
Net income (loss):
  Temperature Recorder Operations       $(3,428,857)   $(1,979,925)   $  149,959
  Oilfield Operations and Other          (3,345,152)      (222,311)       46,946
                                        -----------    -----------    ----------
                                        $(6,774,009)   $(2,202,236)   $  196,905
                                        ===========    ===========    ==========
Identifiable assets:
  Temperature Recorder Operations       $ 4,377,067    $ 5,219,141    $3,440,853
  Oilfield Operations and Other (1)         300,000      3,519,790     4,596,239
                                        -----------    -----------    ----------
                                        $ 4,677,067    $ 8,738,931    $8,037,092
                                        ===========    ===========    ==========
Capital expenditures:
  Temperature Recorder Operations       $    84,388    $   371,554    $1,356,392
  Oilfield Operations and Other                  --          9,239       100,000
                                        -----------    -----------    ----------
                                        $    84,388    $   380,793    $1,456,392
                                        ===========    ===========    ==========
Depreciation, depletion and amortization:
  Temperature Recorder Operations       $   733,123    $   631,060    $  117,569
  Oilfield Operations and Other (1)              --             --            --
                                        -----------    -----------    ----------
                                        $   733,123    $   631,060    $  117,569
                                        ===========    ===========    ==========
Interest expense:
  Temperature Recorder Operations       $   496,442    $   170,263    $  150,414
  Oilfield Operations and Other                  --             --         2,716
                                        -----------    -----------    ----------
                                        $   496,442    $   170,263    $  153,130
                                        ===========    ===========    ==========

----------
(1) The Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment in fiscal 2001.

     The only business segment with sales outside the United States is the Temperature Recorder Operations segment. Information on the Temperature Recorder Operations segment by domestic and international is presented in the following table.

Fiscal Years Ended April 30,       Domestic      International     Segment Total
----------------------------     -----------     -------------     -------------
Revenues:
  2001                           $ 6,461,359      $ 3,175,716       $ 9,637,075
  2000                           $ 7,497,224      $ 2,203,058       $ 9,700,282
  1999                           $ 7,513,707      $ 1,439,409       $ 8,953,116

Net income (loss):
  2001                           $(2,298,835)     $(1,130,022)      $(3,428,857)
  2000                           $(1,530,259)     $  (449,666)      $(1,979,925)
  1999                           $   125,979      $    23,980       $   149,959

Identifiable assets:
  2001                           $ 4,377,067      $        --       $ 4,377,067
  2000                           $ 5,219,141      $        --       $ 5,219,141
  1999                           $ 4,825,654      $        --       $ 4,825,654

13. PRIOR PERIOD ADJUSTMENT

     The Company has restated its consolidated financial statements for fiscal 2000. This action was taken to recognize compensation expense related to the issuance of stock options with an exercise price below fair market value in the amount of $600,000. The Company also made an adjustment to increase depreciation expense in the amount of $349,713 as a correction of an error. These adjustments combined had an earnings per share effect of $(.04) in fiscal 2000.

14. LEASES

     The Company leases its corporate office and manufacturing facilities under a non-cancelable operating lease. Rental expense for fiscal 2001, 2000 and 1999 were $144,826, $158,306 and $137,136, respectively. At April 30, 2001, future minimum rental payments for non-cancelable operating leases are approximately $100,000 for fiscal 2002 and 2003, and $8,000 for fiscal 2004.

15. BUSINESS COMBINATION

     In November 1997, the Company acquired a nominal interest in Vitsab, AG (Vitsag), a corporation formed under the laws of the Country of Switzerland, for $300,000. In June 1998, the Company acquired all of the outstanding shares of Visual Indicator Tag Systems, AB (Vitsab), a corporation formed under the laws of the Country of Sweden, and a wholly owned subsidiary of Vitsag. The acquisition was accomplished by the issuance of 3,375,734 shares of the Company's unregistered common stock, 950,000 shares of the common stock of Vitsab, Inc., a wholly owned subsidiary of the Company, in the formation stage, with 4,750,000 issued shares of common stock outstanding, and the assumption of certain debt owed by Vitsab to an unrelated company. The transaction has been accounted for as a purchase and the results of Vitsab's operations have been included in the accompanying consolidated financial statements since the date of the acquisition, which was June 30, 1998. The cost of the acquired enterprise was approximately $2,600,000, including debt assumed of approximately $1,750,000. At acquisition, the fair value of liabilities assumed exceeded the fair value of assets acquired, and the excess plus the cost of acquisition were recorded as goodwill. During fiscal 2000, the Company adjusted the initial purchase price allocation which resulted in additional goodwill of approximately $469,000. Goodwill is being amortized over its estimated useful life of 16 years.

16. LIQUIDITY AND MANAGEMENT'S PLANS

     The Company incurred operating losses of $(6,149,417) and $(1,955,191) in fiscal 2001 and 2000, respectively. During fiscal 2001, the Company incurred several nonrecurring expense items totaling approximately $4,700,000 related to the restructuring of the Company and operational efficiencies. As previously mentioned, the Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment. The Company also incurred approximately $600,000 of nonrecurring costs during fiscal 2001 related to the oilfield subleases and other items. Other items totaling approximately $925,000 related to the disposition of a technology investment, obsolete inventory and other adjustments. Also included in fiscal 2001 are costs and expenses of $3,044,583 related to the development of the EDS(TM) and Vitsab(R) products. The Company halted the development of the EDS(TM) product during fiscal 2001 and the Vitsab(R) product has now advanced from its research and development phase to the production phase. During fiscal 2001, the Company began to streamline its operations and began a corporate reorganization. Cox Technologies was reincorporated into North Carolina and eliminated a cumbersome subsidiary structure by merging the domestic subsidiaries into Cox Technologies. Cox Recorders and Vitsab will be operated as divisions. The Company has hired a group of talented executive officers with a variety of experience to update the accounting and financial reporting system and to develop the sales efforts related to new products, as well as the transfer of Vitsab(R) technology from Malmo, Sweden. The Company also brought in outside members to enhance the effectiveness of the Board of Directors, replaced the independent public accountants, retained the services of legal counsel, changed transfer agents and retained the services of an investor relations firm. The Company's Executive Management Committee, consisting of the Chief Executive Officer and the two Chief Operating Officers, has begun to focus on technical issues related to Company products, sales efforts, cost cutting and production efficiencies. The Company has already implemented cost cutting efforts in the administrative and production areas, resulting in annualized savings of approximately $1,000,000.

     During fiscal 2002, the Company will continue to focus on making the Cox Recorders operation more efficient by updating the production efficiencies and continued cost cutting. A major emphasis will be placed on the sales effort and structure related to the COX(1), Tracer(R), DataSource(TM), TempList(R) and Vitsab(R) products, selling the oilfield subleases and making other changes that will result in operational efficiencies. The Company has access to approximately $500,000 through its line of credit and advances on leased equipment, an additional $100,000 from two executives of the Company and an additional $125,000 from an investment trust, which is managed by an executive of the Company. The impact of these changes and access to additional funds, if necessary, should result in an improvement to positive cash flow and a return to profitability, though this cannot be assured.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina

Under date of July 24, 2001, we reported on the consolidated balance sheet of Cox Technologies, Inc. and subsidiaries as of April 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, which are included in this annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina
July 24, 2001

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                                 -------------------------
                                                                Charged to       Other
                                  Balance at     Charged to       Other      Changes - Add     Balance
Fiscal                           Beginning of    Costs and      Accounts -     (Deduct) -     at End of
 Year         Description         Fiscal Year     Expenses      Describe(1)    Describe(2)    Fiscal Year
------        -----------         ----------     ----------     ----------     ----------     ----------
 2001     Allowance for
            doubtful accounts     $   28,524     $   33,286     $       --     $       --     $   61,810
          Impairment loss                 --      3,062,196             --             --      3,062,196
          Deferred tax assets      2,890,000             --      2,504,000             --      5,394,000
                                  ----------     ----------     ----------     ----------     ----------
                                  $2,918,524     $3,095,482     $2,504,000     $       --     $8,518,006
                                  ==========     ==========     ==========     ==========     ==========
 2000     Allowance for
            doubtful accounts     $   28,664     $       --     $       --     $     (140)    $   28,524
          Deferred tax assets      2,357,000             --        533,000             --      2,890,000
                                  ----------     ----------     ----------     ----------     ----------
                                  $2,385,664     $       --     $  533,000     $     (140)    $2,918,524
                                  ==========     ==========     ==========     ==========     ==========
 1999     Allowance for
            doubtful accounts     $   28,664     $       --     $       --     $       --     $   28,664
          Deferred tax asset       2,416,000             --        (59,000)            --      2,357,000
                                  ----------     ----------     ----------     ----------     ----------
                                  $2,444,664     $       --     $  (59,000)    $       --     $2,385,664
                                  ==========     ==========     ==========     ==========     ==========

----------
(1)  Deferred tax valuation allowance offsets gross deferred assets.
(2)  Write-off of accounts considered to be uncollectible.

SUPPLEMENTARY DATA

     The information for this item is contained in Note 11 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) on page 33 of this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information for this item is set forth in the sections entitled "Election of Directors" and "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Cox Technologies' proxy statement dated July 30, 2001, relating to the August 31, 2001 annual meeting of shareholders, which section is incorporated herein by reference.

EXECUTIVE OFFICERS

     The information for this item is set forth on page 7 of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

     The information for this item is set forth in the sections entitled "Executive Compensation," "Performance Graph" and "Report of Board of Directors on Executive Compensation" in Cox Technologies' proxy statement dated July 30, 2001, relating to the August 31, 2001 annual meeting of shareholders, which section is incorporated herein by reference (specifically excluding disclosures in such sections relating to Items 402(k) and (1) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information for this item is set forth in the section entitled "Common Stock Ownership by Certain Beneficial Owners and Management" in Cox Technologies' proxy statement dated July 30, 2001, relating to the August 31, 2001 annual meeting of shareholders, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information for this item is set forth in the sections entitled "Election of Directors" and "Certain Relationships and Related Transactions" in Cox Technologies' proxy statement dated July 30, 2001, relating to the August 31, 2001 annual meeting of shareholders, which sections are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
(a)  1.   Financial statements -

          Report of Independent Public Accountants                         18-19

          Consolidated Balance Sheets at April 30, 2001 and 2000              20

          Consolidated Statements of Income for the Fiscal Years
            Ended April 30, 2001, 2000 and 1999                               21

          Consolidated Statements of Changes in Stockholders' Equity
            for the Fiscal Years Ended April 30, 2001, 2000 and 1999          22

          Consolidated Statements of Cash Flows for the Fiscal Years
            Ended April 30, 2001, 2000 and 1999                               23

          Notes to Consolidated Financial Statements for the Fiscal
            Years Ended April 30, 2001, 2000 and 1999                      24-35

     2.   Financial statement schedules -

          The following financial statement schedules are included herein:

          Supplemental Schedules:
          Report of Independent Public Accountants                            36
          Schedule II - Valuation and Qualifying Accounts for the
            Fiscal Years Ended April 30, 2001, 2000 and 1999                  37

     All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

     3.   Exhibits -

          23.1 - Consent of Cherry, Bekaert & Holland, L.L.P.
          23.2 - Consent of Bedinger & Company

(b)  Reports on Form 8-K -

     There was one report on Form 8-K filed during the three months ended April 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COX TECHNOLOGIES, INC.
                                        (Registrant)

                                        /s/ James L. Cox
July 30, 2001                           ----------------------------------------
                                        James L. Cox
                                        Chairman, President and
                                        Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 2001.

/s/ James L. Cox                        /s/ Jack G. Mason
-----------------------------------     ----------------------------------------
James L. Cox                            Jack G. Mason
Chairman, President and                 Chief Financial Officer
Chief Executive Officer                 and Secretary
(Principal executive officer)           (Principal financial and
                                        accounting officer)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 2001.

                                        /s/ James L. Cox
                                        ----------------------------------------
                                        James L. Cox
                                        Chairman, President and
                                        Chief Executive Officer

                                        /s/ Brian D. Fletcher
                                        ----------------------------------------
                                        Brian D. Fletcher
                                        Chief Operating Officer and Director

                                        /s/ Michael E. Fonzo
                                        ----------------------------------------
                                        Michael E. Fonzo
                                        Director

                                        /s/ George M. Pigott
                                        ----------------------------------------
                                        George M. Pigott
                                        Director

                                        /s/ Kurt C. Reid
                                        ----------------------------------------
                                        Kurt C. Reid
                                        Chief Operating Officer and Director

                                        /s/ Ben R. Rudisill, II
                                        ----------------------------------------
                                        Ben R. Rudisill, II
                                        Director

                                        /s/ Robert D. Voigt
                                        ----------------------------------------
                                        Robert D. Voigt
                                        Director

                                  EXHIBIT INDEX

        The following documents are filed as a part of this annual report on Form 10-K for the fiscal year ended April 30, 2001.

Exhibit
Number
------
  21      -    Subsidiaries of Registrant
  23      -    Consent of Independent Public Accountants.