Form 10-Q
period 2001-07-31
COX TECHNOLOGIES INC
filed 2001-09-18
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at September 11, 2001.............................................    24,904,823

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET ...............................................................     1

INDEX ....................................................................     2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets
    July 31, 2001 and April 30, 2001 .....................................     3

  Consolidated Statements of Income
    Three Months Ended July 31, 2001 and 2000 ............................     4

  Consolidated Statements of Changes in Stockholders' Equity
    Three Months Ended July 31, 2001 and 2000 ............................     5

  Consolidated Statements of Cash Flows
    Three Months Ended July 31, 2001 and 2000 ............................     6

  Notes to Consolidated Financial Statements .............................     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ........................................  9-11

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS ................................................    11

SIGNATURES ...............................................................    12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      July 31, 2001       April 30, 2001
                                                                      -------------       --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $     43,968        $     43,620
  Accounts receivable, less allowance for doubtful accounts of
   $61,810 at July 31, 2001 and at April 30, 2001                         1,149,442           1,141,308
  Inventory                                                               1,721,964           1,929,166
  Notes receivable - current portion                                         19,230              19,230
  Deposits                                                                  813,305             813,305
  Prepaid expenses                                                           29,440              30,493
                                                                       ------------        ------------
      TOTAL CURRENT ASSETS                                                3,777,349           3,977,122

  Property and equipment, net                                             1,094,081           1,162,464
  Property held for sale, net                                               300,000             300,000
  Goodwill                                                                2,921,158           2,976,622
  Due from officer, net                                                      49,995              53,566
  Patents                                                                   173,087             184,415
                                                                       ------------        ------------

      TOTAL ASSETS                                                     $  8,315,670        $  8,654,189
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $    690,238        $    602,778
  Short-term debt                                                         1,311,452           1,211,452
  Current portion of long-term debt                                       1,228,866           1,221,560
                                                                       ------------        ------------
      TOTAL CURRENT LIABILITIES                                           3,230,556           3,035,790

  Long-term debt                                                          3,078,085           3,090,044
                                                                       ------------        ------------

      TOTAL LIABILITIES                                                   6,308,641           6,125,834
                                                                       ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 100,000,000 shares;
   issued and outstanding; 24,904,823 shares at July 31, 2001
   and April 30, 2001                                                    21,267,448          21,267,448
  Paid in capital                                                         1,044,473           1,044,473
  Accumulated other comprehensive income (loss)                             (88,408)           (108,581)
  Accumulated deficit                                                   (20,186,498)        (19,643,854)
  Less - Notes receivable for common stock                                   29,986              31,131
                                                                       ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY                                          2,007,029           2,528,355
                                                                       ------------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  8,315,670        $  8,654,189
                                                                       ============        ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                   Three Months Ended July 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
REVENUE:
  Sales                                          $  2,208,655      $  2,423,781
                                                 ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                     1,543,044         1,187,433
  General and administrative                          665,883         1,108,302
  Selling                                             402,738           452,406
  Research and development                                 --            79,874
  Depreciation and depletion                           75,010            31,059
  Amortization of patents and goodwill                 63,749            52,803
                                                 ------------      ------------
       TOTAL COSTS AND EXPENSES                     2,750,424         2,911,877
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                        (541,769)         (488,096)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Other income (expense)                              118,993            17,204
  Interest expense                                   (119,868)         (128,458)
                                                 ------------      ------------
       TOTAL OTHER INCOME (EXPENSE)                      (875)         (111,254)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (542,644)         (599,350)

Provisions for income taxes                                --               105
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (542,644)     $   (599,455)
                                                 ============      ============
BASIC AND DILUTED:
  NET INCOME (LOSS) PER SHARE                    $       (.02)     $       (.02)
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     24,904,823        24,414,565


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                    Accumulated                                                  Subscribed
                                                       Other                                                       Stock
                                                   Comprehensive    Retained          Common         Paid in     Less Note
                                        Total      Income (Loss)    Earnings          Stock          Capital     Receivable
                                        -----      --------------   --------          -----          -------     ----------
Balance at April 30, 2000           $ 9,391,518       $      --    $(11,920,132)   $ 20,868,467    $   420,982    $  22,201
Net income (loss)                      (599,455)             --        (599,455)             --             --           --
Common stock issued                     100,600              --              --         100,600             --           --
Payment on subscribed stock               1,711              --              --              --             --        1,711
                                    -----------       ---------    ------------    ------------    -----------    ---------
Balance at July 31, 2000            $ 8,894,374       $      --    $(12,519,587)   $ 20,969,067    $   420,982    $  23,912
                                    ===========       =========    ============    ============    ===========    =========

Balance at April 30, 2001           $ 2,528,355       $(108,581)   $(19,643,854)   $ 21,267,448    $ 1,044,473    $ (31,131)
Comprehensive income (loss)                                  --              --              --             --           --
  Net income (loss)                    (542,644)             --        (542,644)             --             --           --
  Foreign currency translation
   adjustment                            20,173          20,173              --              --             --           --
                                    -----------       ---------    ------------    ------------    -----------    ---------
Total comprehensive Income (loss)      (522,471)             --              --              --             --           --
Payment on subscribed stock               1,145              --              --              --             --        1,145
                                    -----------       ---------    ------------    ------------    -----------    ---------
Balance at July 31, 2001            $ 2,007,029       $ (88,408)   $(20,186,498)   $ 21,267,448    $ 1,044,473    $ (29,986)
                                    ===========       =========    ============    ============    ===========    =========

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Three Months Ended July 31,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (542,644)    $  (599,455)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                           75,010          31,059
    Amortization of patents and goodwill                 63,749          52,803
    Other                                                 3,043              --
    Allowance for valuation adjustment                    3,571              --
                                                    -----------     -----------
                                                       (397,271)       (515,593)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                (8,134)        (69,198)
      Inventory                                         207,202        (116,293)
      Prepaid expenses                                    1,053         (58,836)
      Notes receivable and investments                       --          24,177
      Deposits                                               --          47,814

  Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses                87,460        (181,574)
                                                    -----------     -----------
CASH USED IN OPERATING ACTIVITIES                      (109,690)       (869,503)
                                                    -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (6,627)       (562,923)
                                                    -----------     -----------
CASH USED IN INVESTING ACTIVITIES                        (6,627)       (562,923)
                                                    -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                              --         100,600
  Repayment on notes payable - Long-term debt            (4,653)     (1,295,980)
  Subscriptions receivable                                1,145           1,711
  Amounts borrowed under short-term debt                100,000              --
  Amounts borrowed under long-term debt                      --       1,190,000
                                                    -----------     -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          96,492          (3,669)
                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  20,173              --
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH                             348      (1,436,095)

CASH AND CASH EQUIVALENTS, beginning of period           43,620       2,225,192
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of period            $    43,968     $   789,097
                                                    ===========     ===========
Supplemental Cash Flow Information
  Interest paid                                     $    51,118     $        --
  Income taxes paid                                 $        --     $        --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cox Technologies, Inc. and its wholly owned subsidiaries, Vitsab Sweden, AB, a Swedish corporation, and Cox Recorders Australia, Ltd., Pty., a 95% owned Australian distribution company (collectively "the Company"), engage in the business of producing and distributing transit temperature recording instruments, both in the United States and internationally.

     The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Cox Technologies, Inc. 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued three Statements of Financial Accounting Standards ("SFAS"), No. 141, "Business Combinations" (SFAS No. 141), No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143, "Accounting for Asset Retirement" (SFAS No. 143).

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002.

     The Company expects to adopt the provisions of SFAS No. 142 effective May 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations. The Company expects to adopt the provisions of SFAS No. 143 effective May 1, 2003. The Company believes the adoption of the provisions of this statement will not have a significant effect on financial position or results of operations.

NOTE A -- INVENTORY

Inventory at the respective balance sheet dates consists of the following:

                                          July 31, 2001        April 30, 2001
                                          -------------        --------------
     Raw materials                         $  427,760            $  377,470
     Work-in-progress                         518,575               528,687
     Finished goods                           775,629             1,023,009
                                           ----------            ----------
                                           $1,721,964            $1,929,166
                                           ==========            ==========

NOTE B -- DEBT

     On July 13, 2000 the Company entered into a secured five-year term loan ("Term Loan") with its primary lender, RBC Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 and the remainder was used for working capital.

     Initial principal payments of $9,920, in addition to accrued interest, were due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,312.50, in addition to accrued interest, are due monthly until July 13, 2005.

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan") subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The principal of the Revolving Loan was due on September 2, 2001. The Company has borrowed $900,000 related to this line of credit at July 31, 2001, including $100,000 during this quarter. The Company is currently seeking to increase the Revolving Loan and extend the term, however, any such increase may not be made available to, or may not be offered at terms acceptable to, the Company.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to both the Term Loan and the Revolving Loan. The Company is in violation of certain covenants related to Cash Flow Coverage Ratio and Tangible Net Worth. In a letter dated July 24, 2001, Centura has waived the violation of these covenants as of April 30, 2001. As a result, this amount has been classified as current portion of long-term debt.

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease is to commence upon the delivery of the equipment, which the Company now estimates to be in the second quarter of fiscal 2002. Through July 31, 2001, the Company had accrued and paid approximately $24,000 of interest related to the progress payments made by Centura on behalf of the Company.

     The Company has advanced approximately $784,000 in progress payments on the cost of both pieces of equipment, of which $406,500 has been advanced directly by Centura. Pursuant to the lease agreement relating to the equipment, the Company will receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease.

     If needed, Centura has agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

NOTE C -- RELATED PARTY TRANSACTIONS

     In March 2000 the Company entered into an agreement with Technology Investors, LLC ("TI") whereby the Company issued to TI a 10% subordinated convertible promissory note due March 2005 in the amount of $2,500,000 for cash. The principal amount of the note and interest accrued thereon are convertible, at the option of holder into 2,000,000 shares of the Company's Common Stock at a conversion price of $1.25 per share. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the note.

     In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company. In connection for their services they each will receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of up to 10 years. In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.59 per share for a period of up to 10 years. On July 23, 2001, the Board of Directors approved a retroactive increase in compensation for Mr. Fletcher and Mr. Reid. Effective January 1, 2001, they each will receive compensation of $100,000 annually, payable quarterly in shares of the Company's Common Stock valued at the average daily closing price during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF OPERATIONS FOR 2002 AND 2001

     The Company previously had two current operating segments that involved the
(1) production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and
(2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix have been transferred to the Corporate Office in Belmont, North Carolina. The Company entered into an agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of the inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company is of the opinion that $300,000 of net assets should be accounted for as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company now operates in one reporting segment of Temperature Recorder Operations.

     TEMPERATURE RECORDER OPERATIONS

     Sales decreased 9% for the three-month period ended July 31, 2001 as compared to the same period last year. The decrease is primarily due to a 2% decrease in the number of Cox1 units sold and a 4% decrease in average sales price, a 39% decrease in the number of Tracer(R) units sold and a 19% decrease in average sales price. Offsetting this decrease was a 156% increase in DataSource(TM) units sold. Cost of sales increased 30% for the three months ended July 31, 2001 as compared to the same period last year. The increase is due to increased labor costs, retriever fees, shipping costs and supplies used in the manufacturing process, partially offset by decreased purchases of raw material and data loggers.

     General and administrative expenses for the three months ended July 31, 2001 decreased $442,400, or 40%, as compared to the same period last year. The decrease is due to lower costs associated with professional services, bank charges, and general expenses, partially offset by increase in salaries, outside services, and insurance expenses.

     Selling expense decreased $49,700, or 11% for the three months ended July 31, 2001 as compared to the same period last year. The decrease in the three-month period is primarily due to lower sales salaries and travel expenses.

     No research and development costs are incurred in the quarter ended July 31, 2001 due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product.

Research and development expenses for the quarter ended July 31, 2000 are related to costs incurred from both the EDS(TM) and Vitsab(R) products related to various aspects of product development, including the development of production techniques, product research and consulting, and marketing studies.

     Depreciation expense increased $44,000, or 142% for the three-month period as compared to the same period last year due to increased equipment purchases. All depletion expenses associated with the oilfield operations were written off as a loss on impairment in the fourth quarter of fiscal 2001. As a result, no additional depletion expense is being recorded.

     Amortization of goodwill increased $10,900, or 21% for the three months ended July 31, 2001 as compared to the same period last year. This increase is related to the additional goodwill recognized from the acquisition of Vitsab Sweden, AB.

     Other income increased $102,000, or 592% for the three months ended July 31, 2001 as compared to the same period last year. This increase is primarily related to the payments received as a result of the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The details of this agreement are more fully discussed in Liquidity and Capital Resources.

     Interest expense decreased $8,600, or 7% for the three-month period as compared to the same period last year. The primary reason for this decrease is the interest related to leased equipment, offset by the interest on the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit with, and interest accrued on progress payments made by, RBC Centura Bank.

     The decrease in inventory of $207,200 is related to the decrease in the number of units in on-hand inventory.

     The decrease in property and equipment of $68,400, net of depreciation, is primarily due to depreciation, partially offset by the purchase of tooling and by leasehold improvements.

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

     On July 13, 2000 the Company entered into a secured five-year term loan ("Term Loan") with its primary lender, RBC Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 and the remainder was used for working capital.

     Initial principal payments of $9,920, in addition to accrued interest, were due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,312.50, in addition to accrued interest, are due monthly until July 13, 2005.

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan") subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The principal of the Revolving Loan was due on September 2, 2001. The Company has borrowed $900,000 related to this line of credit at July 31, 2001, including $100,000 during this quarter. The Company is currently seeking to increase the Revolving Loan and extend the term, however, any such increase may not be made available to, or may not be offered at terms acceptable to, the Company.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to both the Term Loan and the Revolving Loan. The Company is in violation of certain covenants related to Cash Flow Coverage Ratio and Tangible Net Worth. In a letter dated July 24, 2001, Centura has waived the violation of these covenants as of April 30, 2001. As a result, this amount has been classified as current portion of long-term debt.

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately

9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease is to commence upon the delivery of the equipment, which the Company now estimates to be in the second quarter of fiscal 2002. Through July 31, 2001, the Company had accrued and paid approximately $24,000 of interest related to the progress payments made by Centura on behalf of the Company.

     The Company has advanced approximately $784,000 in progress payments on the cost of both pieces of equipment, of which $406,500 has been advanced directly by Centura. Pursuant to the lease agreement relating to the equipment, the Company will receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease.

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

     Statements contained in this document, which are not historical in nature, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "intend," "plan," and other words and terms of similar meaning in connection with any discussion of future operating and financial performance. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. Cox Technologies undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to Cox Technologies include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with suppliers, regulatory issues, competition, the effect of weather on customers, exposure to environmental issues and liabilities, variations in material costs and general and specific economic conditions. From time to time, Cox Technologies may include forward-looking statements in oral statements or other written documents.

                   PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

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

                                  COX TECHNOLOGIES, INC.
                                  (Registrant)


Date: 9-18-01                     /s/ James L. Cox
                                  ----------------------------------
                                  James L. Cox
                                  Chairman, President and
                                  Chief Executive Officer


Date: 9-18-01                     /s/ Jack G. Mason
                                  ----------------------------------
                                  Jack G. Mason
                                  Chief Financial Officer
                                  and Secretary