Form 10-Q
period 2001-10-31
COX TECHNOLOGIES INC
filed 2001-12-14
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


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

Number of shares of Common Stock, no par value, outstanding at
December 11, 2001.....................................................25,601,694

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET                                                                     1

INDEX                                                                          2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited)
           October 31, 2001 and April 30, 2001                                 3

         Consolidated Statements of Income (Unaudited)
           Three Months and Six Months Ended October 31, 2001 and 2000       4-5

         Consolidated Statements of Changes in
         Stockholders' Equity (Unaudited)
           Six Months Ended October 31, 2001 and 2000                          6

         Consolidated Statements of Cash Flows (Unaudited)
           Three Months and Six Months Ended October 31, 2001 and 2000       7-8

         Notes to Consolidated Financial Statements                         9-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         11-14

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS                                                    15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15
ITEM 5.  OTHER INFORMATION                                                    15
SIGNATURES                                                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             October 31, 2001     April 30, 2001
                                                             ----------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $     32,496        $     43,620
  Accounts receivable, less allowance for doubtful
    accounts of $61,810 at October 31, 2001 and
    at April 30, 2001                                             1,155,823           1,141,308
  Inventory                                                       1,725,527           1,929,166
  Notes receivable - current portion                                 19,230              19,230
  Deposits                                                          882,148             813,305
  Prepaid expenses                                                   22,046              30,493
                                                               ------------        ------------
     TOTAL CURRENT ASSETS                                         3,837,270           3,977,122

  Property and equipment, net                                     1,016,124           1,162,464
  Property held for sale, net                                       300,000             300,000
  Goodwill                                                        2,866,094           2,976,622
  Due from officer, net                                              51,781              53,566
  Patents                                                           164,091             184,415
                                                               ------------        ------------

     TOTAL ASSETS                                              $  8,235,360        $  8,654,189
                                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $    698,802        $    602,778
  Short-term debt                                                 1,388,109           1,211,452
  Current portion of long-term debt                               1,160,937           1,221,560
                                                               ------------        ------------
     TOTAL CURRENT LIABILITIES                                    3,247,848           3,035,790

  Long-term debt                                                  3,115,637           3,090,044
                                                               ------------        ------------

     TOTAL LIABILITIES                                            6,363,485           6,125,834
                                                               ------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized
    100,000,000 shares; issued and outstanding;
    25,489,861 shares at October 31, 2001 and
    24,904,823 shares at April 30, 2001                          21,852,489          21,267,448
  Paid in capital                                                   663,132           1,044,473
  Accumulated other comprehensive income (loss)                     (91,386)           (108,581)
  Accumulated deficit                                           (20,527,214)        (19,643,854)
  Less - Notes receivable for common stock                           25,146              31,131
                                                               ------------        ------------

     TOTAL STOCKHOLDERS' EQUITY                                   1,871,875           2,528,355
                                                               ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  8,235,360        $  8,654,189
                                                               ============        ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                       2001            2000
                                                   ------------    ------------
REVENUE:
  Sales                                            $  2,213,633    $  2,708,379
                                                   ------------    ------------
COSTS AND EXPENSES:
  Cost of sales                                       1,247,633       1,345,864
  General and administrative                            737,951         916,327
  Selling                                               337,318         459,080
  Research and development                                   --         174,096
  Depreciation and depletion                             87,502          32,139
  Amortization of patents and goodwill                   63,749          53,000
                                                   ------------    ------------
     TOTAL COSTS AND EXPENSES                         2,474,153       2,980,506
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (260,520)       (272,127)
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Other income (expense)                                 34,310             607
  Interest expense                                     (114,506)       (105,299)
                                                   ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                       (80,196)       (104,692)
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                      (340,716)       (376,819)

Provisions for income taxes                                  --              --
                                                   ------------    ------------

NET INCOME (LOSS)                                  $   (340,716)   $   (376,819)
                                                   ============    ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                        $       (.01)   $       (.02)
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 25,191,936      24,558,538

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                   Six Months Ended October 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
REVENUE:
  Sales                                            $  4,422,288    $  5,132,160
                                                   ------------    ------------
COSTS AND EXPENSES:
  Cost of sales                                       2,790,677       2,533,297
  General and administrative                          1,403,834       2,024,734
  Selling                                               740,056         911,486
  Research and development                                   --         253,970
  Depreciation and depletion                            162,512          63,198
  Amortization of patents and goodwill                  127,498         105,803
                                                   ------------    ------------
     TOTAL COSTS AND EXPENSES                         5,224,577       5,892,488
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (802,289)       (760,328)
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Other income (expense)                                153,303          17,811
  Interest expense                                     (234,374)       (233,757)
                                                   ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                       (81,071)       (215,946)
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                      (883,360)       (976,274)

Provisions for income taxes                                  --              --
                                                   ------------    ------------

NET INCOME (LOSS)                                  $   (883,360)   $   (976,274)
                                                   ============    ============
BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                        $       (.04)   $      (.04)
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 25,048,379      24,503,271

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                    Accumulated
                                                       Other                                                           Subscribed
                                                   Comprehensive                                                         Stock
                                                      Income          Retained         Common          Paid in         Less Note
                                     Total            (Loss)          Earnings          Stock          Capital         Receivable
                                  ------------     ------------     ------------     ------------    ------------     ------------
Balance at April 30, 2000         $  9,391,518     $         --     $(11,920,132)    $ 20,868,467    $    420,982     $     22,201
Net income (loss)                     (976,274)              --         (976,274)              --              --               --
Common stock issued                    211,859               --               --          178,067          33,792               --
Payment on subscribed stock              1,711               --               --               --              --            1,711
                                  ------------     ------------     ------------     ------------    ------------     ------------
Balance at October 31, 2000       $  8,628,814     $         --     $(12,896,406)    $ 21,046,534    $    454,774     $     23,912
                                  ============     ============     ============     ============    ============     ============

Balance at April 30, 2001         $  2,528,355     $   (108,581)    $(19,643,854)    $ 21,267,448    $  1,044,473     $    (31,131)
Comprehensive income (loss)                 --               --               --               --              --
  Net income (loss)                   (883,360)              --         (883,360)              --              --               --
  Foreign currency
    translation adjustment              17,195           17,195               --               --              --               --
Total comprehensive
  Income (loss)                       (866,165)              --               --               --              --               --
Common stock issued                    203,700               --               --          585,041        (381,341)              --
Payment on subscribed stock              5,985               --               --               --              --            5,985
                                  ------------     ------------     ------------     ------------    ------------     ------------

Balance at October 31, 2001       $  1,871,875     $    (91,386)    $(20,527,214)    $ 21,852,489    $    663,132     $    (25,146)
                                  ============     ============     ============     ============    ============     ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Three Months Ended
                                                             October 31,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $(340,716)      $(376,819)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                           87,502          32,139
    Amortization of patents and goodwill                 63,749          53,000
    Other                                                   311             181
    (Increase) decrease in valuation adjustment          (1,786)        154,864
                                                      ---------       ---------
                                                       (190,940)       (136,635)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                (6,381)         46,904
      Inventory                                          (3,563)        (23,754)
      Prepaid expenses                                    7,394          50,295
      Notes receivable and investments                       --           8,266
      Deposits                                          (68,843)             --

    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses               8,564        (163,022)
                                                      ---------       ---------
CASH USED IN OPERATING ACTIVITIES                      (253,769)       (217,946)
                                                      ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (9,545)        (30,272)
                                                      ---------       ---------
CASH USED IN INVESTING ACTIVITIES                        (9,545)        (30,272)
                                                      ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                         203,700         111,259
  Repayment on notes payable - Long-term debt           (30,377)       (180,346)
  Subscriptions receivable                                4,840              --
  Amounts borrowed under short-term debt                 76,657              --
                                                      ---------       ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         254,820         (69,087)
                                                      ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (2,978)             --
                                                      ---------       ---------
NET DECREASE IN CASH                                    (11,472)       (317,305)

CASH AND CASH EQUIVALENTS, beginning of period           43,968         789,097
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS, end of period              $  32,496       $ 471,792
                                                      =========       =========
Supplemental Cash Flow Information

Interest paid                                         $  45,756       $ 108,757
Income taxes paid                                     $      --       $      --

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Six Months Ended
                                                            October 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  (883,360)     $  (976,274)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                         162,512           63,198
    Amortization of patents and goodwill               127,498          105,803
    Other                                                3,354              181
    Decrease in valuation adjustment                     1,785          154,864
                                                   -----------      -----------
                                                      (588,211)        (652,228)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                              (14,515)         (22,294)
      Inventory                                        203,639         (140,047)
      Prepaid expenses                                   8,447           (8,541)
      Notes receivable and investments                      --           32,443
      Deposits                                         (68,843)        (655,156)

    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses             96,024         (344,596)
                                                   -----------      -----------
CASH USED IN OPERATING ACTIVITIES                     (363,459)      (1,790,419)
                                                   -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (16,172)        (269,310)
                                                   -----------      -----------
CASH USED IN INVESTING ACTIVITIES                      (16,172)        (269,310)
                                                   -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                        203,700          211,859
  Repayment on notes payable - Long-term debt          (35,030)      (1,476,326)
  Subscriptions receivable                               5,985            1,711
  Amounts borrowed under short-term debt               176,657          379,085
  Amounts borrowed under long-term debt                     --        1,190,000
                                                   -----------      -----------
CASH PROVIDED BY FINANCING ACTIVITIES                  351,312          306,329
                                                   -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 17,195               --
                                                   -----------      -----------
NET DECREASE IN CASH                                   (11,124)      (1,753,400)

CASH AND CASH EQUIVALENTS, beginning of period          43,620        2,225,192
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, end of period           $    32,496      $   471,792
                                                   ===========      ===========

Supplemental Cash Flow Information

Interest paid                                      $    96,874      $   108,757
Income taxes paid                                  $        --      $        --

                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cox Technologies, Inc. and its wholly owned subsidiary, Vitsab Sweden, AB, a Swedish corporation, and Cox Temperature Recorders Pty. Ltd., a 95% owned Australian distribution company (collectively "the Company"), engage in the business of producing and distributing transit temperature recording instruments, both in the United States and internationally.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued three Statements of Financial Accounting Standards ("SFAS"), No. 141, "Business Combinations" (SFAS No. 141), No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143, "Accounting for Asset Retirement" (SFAS No. 143). In August 2001, the FASB issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" (SFAS No. 144).

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

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company is currently amortizing approximately $220,000 annually related to goodwill. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002.

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001.

     The Company expects to adopt the provisions of SFAS No. 142 and SFAS No. 144 effective May 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations. The Company expects to adopt the provisions of SFAS No. 143 effective May 1, 2003. The Company believes the adoption of the provisions of this statement will not have a significant effect on financial position or results of operations.

NOTE A -- INVENTORY

Inventory at the respective balance sheet dates consists of the following:

                   October 31, 2001     April 30, 2001
                   ----------------     --------------
Raw materials        $  384,870           $  377,470
Work-in-progress        424,333              528,687
Finished goods          916,324            1,023,009
                     ----------           ----------
                     $1,725,527           $1,929,166
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

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan"), subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The Company has borrowed $930,000 related to this line of credit at October 31, 2001, including $30,000 during the current quarter and $130,000 during fiscal 2002. On December 4, 2001 the Company borrowed the remaining $70,000 available on the Revolving Loan.

     The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified Agreements until January 31, 2002, so long as the Company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. Centura will continue to meet monthly with Company management to review its financial results and determine quarterly whether to extend the maturity date of the Revolving Loan.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to both the Term Loan and the Revolving Loan. The Company is in violation of certain covenants related to Cash Flow Coverage Ratio and Tangible Net Worth. In a letter dated July 24, 2001, Centura waived the violation of these covenants as of April 30, 2001. As a result, this amount has been classified as current portion of long-term debt.

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company has advanced approximately $836,000 in progress payments on the cost of both pieces of equipment, of which $458,000 has been advanced directly by Centura. Through October 31, 2001, the Company had accrued and paid approximately $46,000 of interest related to the progress payments made by Centura on behalf of the Company. Pursuant to the lease agreement relating to the equipment, the Company will receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease. If needed, Centura has agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

     In November 2001, the Company met with representatives of the engineering firm that designed, and is in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems prevent the engineering firm from delivering a machine that meets the Company's production requirements at the agreed upon fees. It was also noted that the engineering firm could not continue to work on the technical problems without the infusion of approximately $300,000 of additional funds by the Company. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current state of development. The date of completion of the new production equipment, if ever, will be determined at a later date. The engineering firm also offered the use of its engineering staff to increase the efficiency of the Company's existing two units of production equipment and improve the quality of the Vitsab(R) product being produced. The Company's existing production equipment is currently able to produce enough of the Vitsab(R) product to meet the projected needs of the current customer base. If needed, the Company has two units of production equipment, located at its plant in Malmo, Sweden, to support the Vitsab(R) production requirements.

     The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease is to commence upon the delivery of the equipment. The Company and Centura are currently in discussions with regards to delivery of the equipment and the Company expects Centura to make a decision regarding the equipment and the lease agreement during the next quarter.

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

     In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company. In connection for their services they each will receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of up to 10 years. In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.59 per share for a period of up to 10 years. On July 23, 2001, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid. Retroactive to January 1, 2001, they each will receive annual compensation of $100,000, payable quarterly in unrestricted shares of the Company's Common Stock valued at the average daily closing price during the quarter. Approved by the Board of Directors on December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their compensation to $1 annually effective October 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR FISCAL 2002 AND 2001

     The Company previously had two current operating segments that involved the
(1) production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and
(2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix were transferred to the Corporate Office in Belmont, North Carolina. The Company entered into an agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of the inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company is of the opinion that $300,000 of net assets should be accounted for as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company now operates in one reporting segment of Temperature Recorder Operations.

TEMPERATURE RECORDER OPERATIONS

     Sales decreased 18% and 14% for the three and six months ended October 31, 2001 as compared to the same periods last year. The decrease in both periods is primarily due to an 18% and 11%, respectively, decrease in the number of Cox1 units sold as a result of decreased demand and a 3% and 4%, respectively, decrease in average sales price. The three-month period reflected a 2% increase in the number of Tracer(R) products sold, which was offset by a 3% decrease in average sales price. The six-month period reflected a 17% decrease in the number of Tracer(R) products sold and an 11% decrease in average sales price. Partially offsetting this decrease for the three and six months ended October 31, 2001 was a 105% and 125%, respectively, increase in the number of DataSource(TM) units sold as compared to the same periods last year. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects unit sales to remain constant or increase as compared to prior periods.

     Cost of sales decreased 7% for the three months ended October 31, 2001 as compared to the same period last year. The decrease is due to decreased purchases of raw materials, decreased retriever fees and postage, partially offset by increased labor and shipping costs. Cost of sales increased 10% for the six months ended October 31, 2001 as compared to the same period last year. The increase is due to increased labor costs, retriever fees, shipping costs, outside services and supplies used in the manufacturing process, partially offset by decreased purchases of raw material and data loggers.

     General and administrative expense decreased $178,400 and $620,900, or 19% and 31%, respectively, for the three and six months ended October 31, 2001, as compared to the same periods last year. The decrease is due to lower costs associated with legal fees, professional services, bank charges, and general expenses, partially offset by increase in salaries, outside services, and insurance expenses.

     Selling expense decreased $121,800 and $171,400, or 27% and 19%, respectively, for the three and six months ended October 31, 2001 as compared to the same periods last year. The decrease for both periods is due to lower sales salaries, commissions, trade shows and travel expenses.

     No research and development costs are incurred in the three and six months ended October 31, 2001 due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product. Research and development expenses for the three and six months ended October 31, 2000 are related to costs incurred from both the EDS(TM) and Vitsab(R) products related to various aspects of product development, including the development of production techniques, product research and consulting, and marketing studies.

     Depreciation expense increased $55,400 and $99,300, or 172% and 157%, respectively, for the three and six months ended October 31, 2001 as compared to the same periods last year due to the increase in depreciable base. All depletion expenses associated with the oilfield operations were written off as a loss on impairment in the fourth quarter of fiscal 2001. As a result, no additional depletion expense is being recorded.

     Amortization of patents and goodwill increased $10,700 and $21,700, or 20% and 21%, respectively, for the three month and six months ended October 31, 2001 as compared to the same periods last year. This increase is related to the additional goodwill recognized from the acquisition of Vitsab Sweden, AB.

     Other income increased $33,700 and $135,500, or 555% and 761%, respectively, for the three and six months ended October 31, 2001 as compared to the same periods last year. This increase is primarily related to the payments received as a result of the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The details of this agreement are more fully discussed in Liquidity and Capital Resources.

     Interest expense increased $9,200, or 9%, for the three months ended October 31, 2001 as compared to the same period last year. The primary reason for this increase is the interest on the note payable to Technology Investors,

LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the Revolving Loan with, and interest accrued on progress payments made by, Centura.

     The decrease in inventory of $203,600 is related to the decrease in the number of units in on-hand inventory and a decrease in work-in-progress inventory.

     The increase in deposits of $68,800 is due to a progress payment of $51,600 and interest accrued and paid to Centura related to progress payments made by Centura on behalf of the Company for production equipment.

     The decrease in property and equipment of $146,300, net of depreciation, is primarily due to depreciation, partially offset by the purchase of tooling, computer equipment, machinery and equipment and leasehold improvements.

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

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan") subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The Company has borrowed $930,000 related to this line of credit at October 31, 2001, including $30,000 during the current quarter and $130,000 during fiscal 2002. On December 4, 2001 the Company borrowed the remaining $70,000 available on the Revolving Loan.

     The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the agreements, until January 31, 2002, so long as the Company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. Centura will continue to meet monthly with Company management to review its financial results and determine quarterly whether to extend the maturity date of the Revolving Loan.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to both the Term Loan and the Revolving Loan. The Company is in violation of certain covenants related to Cash Flow Coverage Ratio and Tangible Net Worth. In a letter dated July 24, 2001, Centura waived the violation of these covenants as of April 30, 2001. As a result, this amount has been classified as current portion of long-term debt.

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company has advanced approximately $836,000 in progress payments on the cost of both pieces of equipment, of which $458,000 has been advanced directly by Centura. Through October 31, 2001, the Company had accrued and paid approximately $46,000 of interest related to the progress payments made by Centura on behalf of the Company. Pursuant to the lease agreement relating to the equipment, the Company will receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease. If needed, Centura has agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

     In November 2001, the Company met with representatives of the engineering firm that designed, and is in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems prevent the engineering firm from delivering a machine that meets the Company's production requirements at the agreed upon fees. It was also noted that the engineering firm could not continue to work on the technical problems without the infusion of approximately $300,000 of additional funds by the Company. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current state of development. The date of completion of the new production equipment, if ever, will be determined at a later date. The engineering firm also offered the use of its engineering staff to increase the efficiency of the Company's existing two units of production equipment and improve the quality of the Vitsab(R) product being produced. The Company's existing production equipment is currently able to produce enough of the Vitsab(R) product to meet the projected needs of the current customer base. If needed, the Company has another unit of production equipment, located at its plant in Malmo, Sweden, to support the Vitsab(R) production requirements.

     The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease is to commence upon the delivery of the equipment. The Company and Centura are currently in discussions with regards to delivery of the equipment and the Company expects Centura to make a decision regarding the equipment and the lease agreement during the next quarter.

     In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and then on a month-to-month basis, with a requirement that each party provide a two month notice to cancel the agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. All of the other terms and conditions in the agreement remain the same. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on August 31, 2001. The following matters were voted upon at the meeting.

1. To elect seven (7) directors for a one-year term expiring in 2002 or until their successors are elected and qualified.

                                                            NUMBER OF SHARES
                                       NUMBER OF SHARES        VOTING TO
NOMINEE                  VOTING FOR   WITHHOLD AUTHORITY   TOTAL SHARES VOTED
-------                  ----------   ------------------   ------------------
Dr. James L. Cox         20,114,606        169,071              20,283,677
Brian D. Fletcher        20,198,606         85,071              20,283,677
Dr. Michael E. Fonzo     20,257,606         26,071              20,283,677
Dr. George M. Pigott     20,257,606         26,071              20,283,677
Kurt C. Reid             20,198,606         85,071              20,283,677
Ben R. Rudisill, II      20,208,221         75,456              20,283,677
Robert D. Voigt          20,208,221         75,456              20,283,677

2. To ratify the appointment of Cherry, Bekaert & Holland, L.L.P. as certified independent public accountants for the Company for the fiscal year ending April 30, 2002.

                                         NUMBER OF SHARES
                                         ----------------
                             FOR            20,220,393
                             AGAINST            57,385
                             ABSTAIN             5,899
                                           -----------
                                            20,283,677
                                           ===========

     Percent of FOR votes of those shares actually voting for this proposal: 99.69%

ITEM 5. OTHER INFORMATION

     On November 29, 2001 Dr. Michael E. Fonzo, an outside director of the Company since November 1997, resigned from the Board of Directors to pursue outside interests. At its December 7, 2001 regular quarterly meeting, the Board of Directors appointed outside director Mr. Ben R. Rudisill, II to replace Dr. Fonzo on the Compensation Committee. The Board of Directors also appointed Mr. Rudisill and Mr. Robert D. Voigt, also an outside director, to serve on the newly created Audit Committee. Mr. Rudisill will serve as the Chairman of the Audit Committee.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COX TECHNOLOGIES, INC.
                                   (Registrant)

Date: 12-14-01                     /s/ James L. Cox
                                   ----------------------------------------
                                   James L. Cox
                                   Chairman, President and
                                   Chief Executive Officer


Date: 12-14-01                     /s/ Jack G. Mason
                                   ----------------------------------------
                                   Jack G. Mason
                                   Chief Financial Officer
                                   and Secretary