Form 10-Q
period 2002-01-31
COX TECHNOLOGIES INC
filed 2002-03-15
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock, no par value, outstanding
at March 11, 2002.....................................................25,686,120

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET                                                                    1

INDEX                                                                         2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Consolidated Balance Sheets (Unaudited)
     January 31, 2002 and April 30, 2001                                      3

   Consolidated Statements of Income (Unaudited)
     Three Months and Nine Months Ended January 31, 2002 and 2001           4-5

   Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
     Nine Months Ended January 31, 2002 and 2001                              6

   Consolidated Statements of Cash Flows (Unaudited)
     Three Months and Nine Months Ended January 31, 2002 and 2001           7-8

   Notes to Consolidated Financial Statements                              9-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11-16

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS                                                    17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     17
SIGNATURES                                                                   18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               January 31, 2002     April 30, 2001
                                                               ----------------     --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $     80,618        $     43,620
  Accounts receivable, less allowance for doubtful
    accounts of $40,945 at January 31, 2002 and
    $61,810 at April 30, 2001                                       1,112,161           1,141,308
  Inventory                                                         1,435,021           1,929,166
  Notes receivable - current portion                                   19,230              19,230
  Prepaid expenses                                                     34,060              30,493
                                                                 ------------        ------------
      TOTAL CURRENT ASSETS                                          2,681,090           3,163,817

  Property and equipment, net                                         944,943           1,162,464
  Property held for sale, net                                         300,000             300,000
  Non-depreciable asset                                               841,908             813,305
  Goodwill                                                          2,811,556           2,976,622
  Due from officer, net                                                46,424              53,566
  Patents                                                             154,742             184,415
                                                                 ------------        ------------

      TOTAL ASSETS                                               $  7,780,663        $  8,654,189
                                                                 ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $    464,152        $    602,778
  Short-term debt                                                   1,000,000           1,211,452
  Current portion of long-term debt                                 1,580,511           1,221,560
                                                                 ------------        ------------
      TOTAL CURRENT LIABILITIES                                     3,044,663           3,035,790

  Long-term debt                                                    3,168,716           3,090,044
                                                                 ------------        ------------

      TOTAL LIABILITIES                                             6,213,379           6,125,834
                                                                 ------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized
    100,000,000 shares; issued and outstanding;
    25,601,694 shares at January 31, 2002 and
    24,904,823 shares at April 30, 2001                            21,964,319          21,267,448
  Paid in capital                                                     584,849           1,044,473
  Accumulated other comprehensive income (loss)                       (90,678)           (108,581)
  Accumulated deficit                                             (20,866,472)        (19,643,854)
  Less - Notes receivable for common stock                             24,734              31,131
                                                                 ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY                                    1,567,284           2,528,355
                                                                 ------------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,780,663        $  8,654,189
                                                                 ============        ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
REVENUE:
  Sales                                          $  2,045,969      $  2,302,426
                                                 ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                     1,386,633         1,338,047
  General and administrative                          444,267         1,937,406
  Selling                                             276,512           426,716
  Research and development                                 --           120,684
  Depreciation and depletion                           80,922            81,564
  Amortization of patents and goodwill                 63,749            53,000
                                                 ------------      ------------
      TOTAL COSTS AND EXPENSES                      2,252,083         3,957,417
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                        (206,114)       (1,654,991)
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
  Other income (expense)                               24,677            45,264
  Interest expense                                   (157,821)         (110,386)
                                                 ------------      ------------
      TOTAL OTHER INCOME (EXPENSE)                   (133,144)          (65,122)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (339,258)       (1,720,113)

Provisions for income taxes                                --                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (339,258)     $ (1,720,113)
                                                 ============      ============
BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                      $       (.01)     $       (.07)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     25,601,694        24,733,247

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Nine Months Ended January 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
REVENUE:
  Sales                                          $  6,468,257      $  7,434,586
                                                 ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                     4,177,310         3,871,344
  General and administrative                        1,848,101         3,962,140
  Selling                                           1,016,568         1,338,202
  Research and development                                 --           374,654
  Depreciation and depletion                          243,434           144,762
  Amortization of patents and goodwill                191,247           158,803
                                                 ------------      ------------
      TOTAL COSTS AND EXPENSES                      7,476,660         9,849,905
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                      (1,008,403)       (2,415,319)
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
  Other income (expense)                              177,980            63,075
  Interest expense                                   (392,195)         (344,143)
                                                 ------------      ------------
      TOTAL OTHER INCOME (EXPENSE)                   (214,215)         (281,068)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                  (1,222,618)       (2,696,387)

Provisions for income taxes                                --                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $ (1,222,618)     $ (2,696,387)
                                                 ============      ============
BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                      $       (.05)     $       (.11)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     25,232,818        24,579,930

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                     Accumulated                                                     Subscribed
                                                         Other                                                         Stock
                                                     Comprehensive   Accumulated       Common         Paid in        Less Note
                                        Total        Income (Loss)     Deficit          Stock         Capital        Receivable
                                     ------------    ------------    ------------    ------------   ------------    ------------
Balance at April 30, 2000            $  9,391,518    $         --    $(11,920,132)   $ 20,868,467   $    420,982    $     22,201
Comprehensive income (loss)
  Net income (loss)                    (2,696,387)             --      (2,696,387)             --             --              --
  Foreign currency
    translation adjustment                (51,798)        (51,798)             --              --             --              --
                                     ------------
Total comprehensive
  income (loss)                        (2,748,185)             --              --              --             --              --
Common stock issued                       391,582              --              --         421,712        (30,130)             --
Payment on subscribed stock                 3,362              --              --              --             --           3,362
                                     ------------    ------------    ------------    ------------   ------------    ------------
Balance at January 31, 2001          $  7,038,277    $    (51,798)   $(14,616,519)   $ 21,290,179   $    390,852    $     25,563
                                     ============    ============    ============    ============   ============    ============

Balance at April 30, 2001            $  2,528,355    $   (108,581)   $(19,643,854)   $ 21,267,448   $  1,044,473    $    (31,131)
Comprehensive income (loss)
  Net income (loss)                    (1,222,618)             --      (1,222,618)             --             --              --
  Foreign currency
    translation adjustment                 17,903          17,903              --              --             --              --
                                     ------------
Total comprehensive
  income (loss)                        (1,204,715)             --              --              --             --              --
Common stock issued                       237,247              --              --         696,871       (459,624)             --
Payment on subscribed stock                 6,397              --              --              --             --           6,397
                                     ------------    ------------    ------------    ------------   ------------    ------------
Balance at January 31, 2002          $  1,567,284    $    (90,678)   $(20,866,472)   $ 21,964,319   $    584,849    $    (24,734)
                                     ============    ============    ============    ============   ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                        2002          2001
                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (339,258)   $(1,720,113)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                           80,922         81,564
    Amortization of patents and goodwill                 63,749         53,000
    Loss on disposal of property and equipment               --         22,628
    Non-depreciable asset                                97,446       (413,762)
    Other                                                (4,520)            --
    Decrease in valuation adjustment                      5,357         67,019
                                                    -----------    -----------
                                                        (96,304)    (1,909,664)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                43,662        534,287
      Inventory                                         290,506       (148,351)
      Prepaid expenses                                  (12,014)       (31,977)
      Notes receivable and investments                       --         (9,618)

    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses            (234,650)       368,800
                                                    -----------    -----------
CASH USED IN OPERATING ACTIVITIES                        (8,800)    (1,196,523)
                                                    -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (9,741)        (9,340)
                                                    -----------    -----------
CASH USED IN INVESTING ACTIVITIES                        (9,741)        (9,340)
                                                    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                          33,547        179,723
  Repayment on notes payable - Long-term debt           (31,347)         6,057
  Repayment on short-term debt                         (464,000)            --
  Subscriptions receivable                                  412          1,651
  Amounts borrowed under short-term debt                 23,343        726,178
  Amounts borrowed under long-term debt                 504,000             --
                                                    -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                    65,955        913,609
                                                    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     708        (50,330)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                          48,122       (342,584)

CASH AND CASH EQUIVALENTS, beginning of period           32,496        471,792
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $    80,618    $   129,208
                                                    ===========    ===========
Supplemental Cash Flow Information

Interest paid                                       $    89,071    $    47,886

Income taxes paid                                   $        --    $        --

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                        2002           2001
                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                 ($1,222,618)   ($2,696,387)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                          243,434        144,762
    Amortization of patents and goodwill                191,247        158,803
    Loss on disposal of property and equipment               --         22,628
    Non-depreciable asset                                28,603       (640,055)
    Other                                                (1,166)           181
    Decrease in valuation adjustment                      7,142        191,203
                                                    -----------    -----------
                                                       (753,358)    (2,818,865)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                29,147        511,993
      Inventory                                         494,145       (288,398)
      Prepaid expenses                                   (3,567)       (40,518)
      Notes receivable and investments                       --          2,855

    (Increase) decrease in non-current assets:
      Notes receivable - long-term                           --         19,970
      Other receivables, net                                 --         30,680

    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses            (138,626)        24,204
                                                    -----------    -----------
CASH USED IN OPERATING ACTIVITIES                      (372,259)    (2,558,079)
                                                    -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (25,913)      (328,428)
                                                    -----------    -----------
CASH USED IN INVESTING ACTIVITIES                       (25,913)      (328,428)
                                                    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                         237,247        391,582
  Repayment on notes payable - Long-term debt           (66,377)    (1,470,269)
  Repayment on short-term debt                         (464,000)            --
  Subscriptions receivable                                6,397          3,362
  Amounts borrowed under short-term debt                200,000        726,178
  Amounts borrowed under long-term debt                 504,000      1,190,000
                                                    -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                   417,267        840,853
                                                    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  17,903        (50,330)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                          36,998     (2,095,984)

CASH AND CASH EQUIVALENTS, beginning of period           43,620      2,225,192
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $    80,618    $   129,208
                                                    ===========    ===========
Supplemental Cash Flow Information

Interest paid                                       $   185,945    $   156,643

Income taxes paid                                   $        --    $        --

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

     The Company expects to adopt the provisions of SFAS No. 142 and SFAS No. 144 effective May 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations. The Company expects to adopt the provisions of SFAS No. 143 effective May 1, 2003. The Company believes the adoption of the provisions of SFAS No. 143 will not have a significant effect on its financial position or results of operations.

NOTE A - INVENTORY

     Inventory at the respective balance sheet dates consists of the following:

                                              January 31, 2002    April 30, 2001
                                              ----------------    --------------
Raw materials                                    $  381,558         $  377,470
Work-in-progress                                    247,323            528,687
Finished goods                                      806,140          1,023,009
                                                 ----------         ----------
                                                 $1,435,021         $1,929,166
                                                 ==========         ==========

NOTE B - DEBT

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

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan"), subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The Company has borrowed $1,000,000 related to this line of credit at January 31, 2002, including $70,000 during the current quarter and $200,000 during fiscal 2002.

     The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified Agreements until January 31, 2002, so long as the Company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002. Centura will continue to meet monthly with Company management to review its financial results and determine whether to extend the maturity date of the Revolving Loan and the Term Loan past July 31, 2002.

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

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company has advanced approximately $842,000 in progress payments on the cost of both pieces of equipment, of which $464,000 has been advanced directly by Centura. Through January 31, 2002, the Company had accrued and paid approximately $57,000 of interest related to the progress payments made by Centura on behalf of the Company. Pursuant to the lease agreement relating to the equipment, the Company was to receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease. If needed, Centura had agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

     In November 2001, the Company met with representatives of the engineering firm that designed, and is in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems prevent the engineering firm from delivering a machine that meets the Company's production requirements at the agreed upon fees. It was also noted that the engineering firm could not continue to work on the technical problems without the infusion of approximately $300,000 of additional funds by the Company. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current stage of development. The date of completion of the new production equipment, if ever, will be determined at a later date. Management is currently evaluating the current and future value of the production equipment. The engineering firm also offered the use of its engineering staff to increase the efficiency of the Company's existing two units of production equipment and improve the quality of the Vitsab(R) product being produced. The Company's existing production equipment is currently able to produce enough of the Vitsab(R) product to meet the projected needs of the current customer base. If needed, the Company has two units of production equipment, located at its plant in Malmo, Sweden, to support the Vitsab(R) production requirements.

     The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease was to commence upon the delivery of the equipment. As a result of the indefinite delay in the design and construction of the equipment, the Company and Centura agreed to execute documents on February 21, 2002 that converted the $464,000 advanced under the lease by Centura to a five-year note payable, effective January 31, 2002. The executed documents also incorporated the note into the Modified Agreements. The interest rate on the note is the 30-day LIBOR plus 500 basis points per annum, with monthly payments of $7,700 plus accrued interest. The maturity date of the note is July 31, 2002.

NOTE C - RELATED PARTY TRANSACTIONS

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

     In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company. In connection with their services they each will receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of up to 10 years. In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.59 per share for a period of up to 10 years. On July 23, 2001, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid. Retroactive to January 1, 2001, they each will receive annual compensation of $100,000, payable quarterly in unrestricted shares of the Company's Common Stock valued at the average daily closing price during the quarter. Approved by the Board of Directors on December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their annual compensation to $1 effective October 1, 2001.

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

     TEMPERATURE RECORDER OPERATIONS

     Revenue from sales decreased 11% and 13% for the three and nine months ended January 31, 2002 as compared to the same periods last year. The decrease in both periods is primarily due to a 14% and 12%, respectively, decrease in the number of Cox1 units sold as a result of decreased demand and a 4% decrease in average sales price for both periods. The three-month period reflected an 11% decrease in the number of Tracer(R) products sold and a 13% decrease in average sales price. The nine-month period reflected a 16% decrease in the number of Tracer(R) products sold and a 12% decrease in average sales price. Partially offsetting this decrease for the three and nine months ended January 31, 2002 was a 136% and 130%, respectively, increase in the number of DataSource(R) units sold as compared to the same periods last year. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects unit sales to remain constant or increase as compared to prior periods.

     Cost of sales increased 4% for the three months ended January 31, 2002 as compared to the same period last year. This increase was due to a reduction in the price the Company now pays for raw material components and labor costs, as compared to October 31, 2001, of approximately $290,400. Cost of sales also includes increased retriever fees, partially offset by a decrease in the purchases of raw materials, a decrease in labor costs and employee benefits and a decrease in postage expenses. Cost of sales increased 8% for the nine months ended January 31, 2002 as compared to the same period last year. The increase is due to increased labor costs, the previously mentioned price reduction in component costs and labor costs in inventory, retriever fees, shipping costs, outside services and supplies used in the manufacturing process, partially offset by decreased purchases of raw material and data loggers for resale.

     General and administrative expense decreased $1,493,100 and $2,114,000, or 77% and 53%, respectively, for the three and nine months ended January 31, 2002, as compared to the same periods last year. The decrease in both periods is due to lower costs associated with legal fees, professional services, bank charges, insurance expenses and general expenses. The three-month period includes decreases related to salaries, payroll taxes and employee benefits. The decrease in the nine-month period is partially offset by increases in salaries and outside services.

     Selling expense decreased $150,200 and $321,600, or 35% and 24%, respectively, for the three and nine months ended January 31, 2002 as compared to the same periods last year. The decrease for both periods is due to lower sales salaries, commissions, trade shows and travel expenses.

     No research and development costs were incurred during the three and nine months ended January 31, 2002 due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product. Research and development expenses for the three and nine months ended January 31, 2001 were related to costs incurred from both the EDS(TM) and Vitsab(R) products related to various aspects of product development, including the development of production techniques, product research and consulting, and marketing studies. More information on the Vitsab(R) products is discussed more fully under Vitsab(R) Operations.

     Depreciation expense decreased $600, or 1%, for the three months ended January 31, 2002 as compared to the same period last year. Depreciation increased $98,700, or 68%, for the nine months ended January 31, 2002 as compared to the same period last year due to the increase in depreciable base. All depletion expenses associated with the oilfield operations were written off as a loss on impairment in the fourth quarter of fiscal 2001. As a result, no additional depletion expense is being recorded.

     Amortization of patents and goodwill increased $10,700 and $32,400, or 20%, respectively, for the three month and nine months ended January 31, 2002 as compared to the same periods last year. This increase is related to the additional goodwill recognized from the acquisition of Vitsab Sweden, AB.

     Other income decreased $20,600, or 45% for the three months ended January 31, 2002 as compared to the same period last year. This decrease is due to the

$20,000 down payment refunded to a potential buyer of the oilfield subleases as discussed more fully under Oilfield Subleases. Other income increased $114,900, or 182%, for the nine months ended January 31, 2002 as compared to the same period last year. This increase is primarily related to the payments received as a result of the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The details of this agreement are discussed more fully in Liquidity and Capital Resources.

     Interest expense increased $47,400 and $48,100, or 43% and 14%, for the three months and nine months ended January 31, 2002 as compared to the same period last year. Reasons for this increase are interest on the Revolving Loan with Centura and the reclassification of interest paid on progress payments made by Centura from deposits to interest expense of approximately $51,600.

     The decrease in inventory of $494,100 is related to the decrease in the number of units in finished goods inventory and a decrease in work-in-progress inventory. The Company has also lowered its costs of purchasing raw materials through negotiations with vendors. Decreased direct labor and benefits costs and overheads incurred in the production of the Cox1 units resulted in a decrease in the valuation of finished goods.

     The decrease in property and equipment of $217,500, net of depreciation, is primarily due to depreciation, partially offset by the purchase of tooling, computer equipment, machinery and equipment and leasehold improvements.

     The increase in non-depreciable asset of $28,600 is due to the reclassification of Vitsab(R) production equipment from deposits to non-depreciable asset. This amount includes additional progress payments made by Centura on behalf of the Company for production equipment in fiscal 2002 net of the reclassification of interest capitalized.

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

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan"), subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000. The Company has borrowed $1,000,000 related to this line of credit at January 31, 2002, including $70,000 during the current quarter and $200,000 during fiscal 2002.

     The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified Agreements until January 31, 2002, so long as the Company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002. Centura will continue to meet monthly with Company management to review its financial results and determine whether to extend the maturity date of the Revolving Loan and the Term Loan past July 31, 2002.

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

     Centura has also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company has advanced approximately $842,000 in progress payments on the cost of both pieces of equipment, of which $464,000 has been advanced directly by Centura. Through January 31, 2002, the Company had accrued and paid approximately $57,000 of interest related to the progress payments made by Centura on behalf of the Company. Pursuant to the lease agreement relating to the equipment, the Company was to receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease. If needed, Centura had agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

     In November 2001, the Company met with representatives of the engineering firm that designed, and is in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems prevent the engineering firm from delivering a machine that meets the Company's production requirements at the agreed upon fees. It was also noted that the engineering firm could not continue to work on the technical problems without the infusion of approximately $300,000 of additional funds by the Company. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current state of development. The date of completion of the new production equipment, if ever, will be determined at a later date. Management is currently evaluating the current and future value of the production equipment. The engineering firm also offered the use of its engineering staff to increase the efficiency of the Company's existing two units of production equipment and improve the quality of the Vitsab(R) product being produced. The Company's existing production equipment is currently able to produce enough of the Vitsab(R) product to meet the projected needs of the current customer base. If needed, the Company has two units of production equipment, located at its plant in Malmo, Sweden, to support the Vitsab(R) production requirements.

     The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease was to commence upon the delivery of the equipment. As a result of the indefinite delay in the design and construction of the equipment, the Company and Centura agreed to execute documents on February 21, 2002 that converted the $464,000 advanced under the lease by Centura to a five-year note payable, effective January 31, 2002. The executed documents also incorporated the note into the Modified Agreements. The interest rate on the note is the 30-day LIBOR plus 500 basis points per annum, with monthly payments of $7,700 plus accrued interest. The maturity date of the note is July 31, 2002.

     In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser will pay the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company cannot sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The stated purchase price in the agreement for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the Purchase option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement. The Company will be paid a minimum annual royalty based on the volume of Vitsab(R) products sold. On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and then on a month-to-month basis, with a requirement that each party provide a two month notice to cancel the agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. All of the other terms and conditions in the agreement remain the same. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB. The agreement is discussed more fully in Vitsab(R) Operations.

     OILFIELD SUBLEASES

     As previously disclosed in other documents, the Company owns working interests in oil well subleases in Kern County, California, named the Mitchel and Bacon Hills subleases. In the fourth quarter of fiscal 2001, the Company recognized a loss on impairment of $3,062,196 leaving $300,000 of net assets related to the subleases as property held for sale. The Company has attempted to sell the subleases for nearly two years. Despite continued efforts, no sale has been completed. In August 2001 the Company received an offer to purchase the subleases and received a good faith deposit. After due diligence was completed, the potential purchaser determined the Company may not have good title to the subleases due to an extended period of non-production during the 1990's. With their uncertainty about the Company being able to deliver good title, the potential purchaser canceled the offer and the deposit was refunded in November 2001.

     The Company has hired legal counsel and a title insurance company to perform a title search on the subleases and to research any title issues that were found. The title insurance company recently issued a policy for $1,000,000 of title coverage on the subleases. One of the exceptions listed in the title policy relates to a lien filed by the operator on July 31, 2001. In the Company's opinion, the lien filed by the operator is without merit and is clearly in violation of the agreement dated June 30, 2000 between the Company and the operator. The agreement supersedes all previous agreements and states that 120% of the operator's capital investment at the date of the agreement will be repaid from 50% of the net profit generated from the operations of the subleases or proceeds from the sale of the subleases. The Company owes approximately $83,000 to the operator, which is the balance of capital and related interest that he invested into the subleases under a previous agreement.

     Due to the increasing cost of maintaining and operating the oil wells and the related decrease in oil produced, along with a decrease in the market price for the type of crude oil found on the subleases, the operations did not generate any net profit during fiscal 2002. The Company recognizes that the operation of the subleases is not related to its core business, and as such is exploring every opportunity to sell the subleases. Consequently, the Company is not pursuing further development of the subleases. Because of these factors, the operator has not been reimbursed for any of his capital investment during fiscal 2002. On January 29, 2002, the operator filed a lawsuit against the Company, two of its current officers and a former officer claiming breach of contract, fraud and damages totaling approximately $87,000. The Company believes the lawsuit is without merit and will take all legal actions necessary to defend the Company, its current officers, its former officer, and the agreement signed by the operator and the Company.

     The Company intends to continue to maintain the lease in good standing and take whatever steps necessary that are required to sell the subleases. The Company intends to pay the operator out of proceeds from the sale of the subleases.

     VITSAB(R) OPERATIONS

     As previously discussed in this report, the Company has halted indefinitely the design and construction of the new production equipment for manufacturing the Vitsab(R) products due to technical problems associated these efforts. Additionally, the Company is dealing with technical issues related to the manufacturing of Vitsab(R) products with its existing production equipment and the raw materials being used. Another issue that influenced the decision to halt the construction of the new production machine was the lack of demand for the Vitsab(R) products. The Vitsab(R) products have been well received in the perishables industry, but orders for the product have been far less than originally projected. Currently, Vitsab(R) operations are being financed almost entirely from the sale of the Company's other temperature recorder products. Revenues from the sale of Vitsab(R) products were $31,200 and $51,900, respectively, for the three and nine months ended January 31, 2002. Sales of the Vitsab(R) products during fiscal 2002 have been well under the Company's most conservative projections. Even if these projected sales are attained for the remaining three months of fiscal 2002, the revenues from the sale of Vitsab(R) products will not generate adequate revenues to sustain Vitsab(R) operations without cash generated from other temperature recorder products.

     Also previously discussed in this report, the Company has executed an agreement with its Copenhagen distributor to sell its wholly owned subsidiary, Vitsab Sweden, AB. The subsidiary is located in Malmo, Sweden, and has had virtually no sales of Vitsab(R) products during fiscal 2002. The primary functions of the Sweden operations have been technical support for the transfer of Vitsab(R) technology to Belmont and for manufacturing test products for potential customers of the Vitsab(R) products in Europe. For the three and nine months ended January 31, 2002, the subsidiary reported a net loss of $78,100 and $263,100, respectively, exclusive of the income generated from payments required by the purchase agreement. If revenues from the European market do not develop or the distributor does not exercise the option to purchase Vitsab Sweden, AB, the Company intends to close the facility no later than the end of fiscal 2003.

     The Vitsab(R) technology has been highly praised by the industry as an exceptional tool to monitor perishables. The Company continues to improve the manufacturing methods and quality of the Vitsab(R) products that it produces. The Company is still optimistic that Vitsab(R) product sales will improve over the next several months but cannot project when, or if, Vitsab(R) product sales will improve. Given the limited human and financial resources available to the Company, management has chosen to focus most of its existing sales efforts towards the development of other temperature recorder product sales considered to be more useful in their ability to produce cash flow. Additional resources will be reallocated towards the development of Vitsab(R) product sales as revenues increase in the future. The Company is working diligently with one large grocery retailer on a Vitsab(R) pilot program. In the event the pilot program proves beneficial to the retailer, the Company will ramp up production of Vitsab(R) products to meet the demands of this customer. While the Company is encouraged by the results of the pilot program, it is still undetermined if the program will result in success to the extent the retailer will implement a full-scale program using Vitsab(R) products. The Company cannot predict if the retailer will continue using Vitsab(R) products after the completion of the pilot program.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports of Form 8-K:

          The Company filed on February 11, 2002 a Current Report of Form 8-K disclosing the President's Letter to Shareholders mailed to shareholders of record on or about February 8, 2002 regarding an overview and summary of the prior year's events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COX TECHNOLOGIES, INC.
                                  (Registrant)


Date: 3-15-02                           /s/ James L. Cox
      -------                           ----------------------------------------
                                        James L. Cox
                                        Chairman, President and Chief Executive
                                        Officer

Date: 3-15-02                           /s/ Jack G. Mason
      -------                           ---------------------------
                                        Jack G. Mason
                                        Chief Financial Officer and Secretary