Form 10-K
period 2002-04-30
COX TECHNOLOGIES INC
filed 2002-07-29
CIK 65031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED APRIL 30, 2002
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from ______ to ______

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

       Securities registered pursuant to Section 12(b) of the Act: (None)

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Estimated aggregate market value of the voting stock held by non-affiliates of the registrant:

                         $2,070,247 as of July 22, 2002

Number of shares of Common Stock, no par value, as of the latest practicable date:

                      25,878,082 shares as of July 22, 2002

Documents incorporated by reference: Portions of the proxy statement dated July 29, 2002, relating to the August 30, 2002 annual meeting of shareholders, are incorporated by reference into Part III of this annual report.

                             COX TECHNOLOGIES, INC.

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002

                                   ----------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
                                     PART I

1.   Business...............................................................   3
     Executive Officers of the Registrant...................................   9
2.   Properties.............................................................  10
3.   Legal Proceedings......................................................  10
4.   Submission of Matters to a Vote of Security Holders....................  10

                                   PART II

5.   Market for the Registrant's Common Equity and
        Related Stockholder Matters.........................................  10
6.   Selected Financial Data................................................  13
7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................  14
8.   Financial Statements and Supplementary Data ...........................  21
9.   Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure.................................  41

                                  PART III

10.  Directors and Executive Officers of the Registrant.....................  41
11.  Executive Compensation.................................................  41
12.  Security Ownership of Certain Beneficial Owners
        and Management......................................................  41
13.  Certain Relationships and Related Transactions.........................  41

                                   PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........  42
     Signatures.............................................................  45

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

     Executive offices and manufacturing facility are located at 69 McAdenville Road, Belmont, North Carolina 28012-2434; telephone (704) 825-8146. Except where the context otherwise indicates, all references to the "Company" are to Cox Technologies, Inc., its wholly owned subsidiaries, Twin-Chart, Inc., Transit Services, Inc., Vitsab Sweden, AB, Vitsab, Inc., Vitsab USA, Inc., Fresh Tag Research & Manufacturing, Inc., Qualtag Engineering, Inc. and Cox Recorders Australia, Pty. Ltd., a 95% owned Australian distribution company. During July 2001, all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. Only the foreign subsidiaries of Vitsab Sweden, AB and Cox Recorders Australia, Pty. Ltd. remain. The Company will operate Cox Recorders and Vitsab as operational divisions.

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

     The Company has expended funds to further the development of enzyme-based "smart labels" that detect temperature abuse in packages of perishable goods. The Company has introduced this new technology, known as Vitsab(R), to the food and pharmaceutical industries as a monitoring label applied to packages of temperature sensitive products. Initial reactions from potential customers have been encouraging.

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

     TEMPERATURE RECORDER OPERATIONS

     The Company's temperature recorder activities include production and distribution of graphic temperature recording instruments, the sale and distribution of electronic temperature recorders (sold for non-transit quality monitoring purposes as well as for transit monitoring) and production and distribution of visual indicator tags. The Company also performs contract manufacturing.

     The graphic temperature recording instruments, known as temperature recorders, are self-contained, battery-powered and designed to create a graphical "time vs. temperature" record. The electronic temperature recorders are battery-powered devices that record temperature in a computer memory chip. The data is later retrieved by transferring the information to a personal computer. The Company also sells digital thermometers as adjuncts to their primary temperature recorder activity.

     The graphic recorders are marketed under the trade name Cox Recorders and produce a record which is documentary proof of temperature conditions useful for compliance with governmental regulations, the monitoring performance of refrigerated carriers, and for claims in the transport of valuable perishables such as produce, meat, pharmaceuticals, chemicals, live plants and animal material. The electronic temperature recording products are used for the same purpose, but also are used for internal checking of temperature conditions in storage and processing. The visual indicator tag product determines the exposure of a stored or shipped temperature-sensitive commodity.

     In previous years, the Company manufactured two separate graphic recorders. The Cox1 and Cobra(R) record the air temperature in a truck or container. Both are used primarily in transit monitoring of temperature variations. Manufacture of the Cobra(R) design was halted during fiscal 2001 due to a declining demand for the product.

     The Company produces two different types of electronic "data loggers" through an exclusive contract arrangement with a New Zealand manufacturer. The Tracer(R) product line, which can record data for both temperature and humidity, is a research-grade instrument used in a broad variety of laboratory, environmental, process control, and quality assurance applications. A lower cost electronic data logger, the DataSource(R), is used exclusively for transit temperature monitoring and recording. Both loggers deliver their data via a cable link to a personal computer using specialized software maintained by the New Zealand manufacturer.

     During fiscal 2002, a large grocery store chain started requiring its shippers to use the DataSource(R) product exclusively when shipping perishable products to its distribution centers. This is the second large retail customer that uses the DataSource(R) product. The Company recently received notice that another large grocery store chain will begin requiring its shippers to use the DataSource(R) product in fiscal 2003. The Company is currently in discussions with other retail and wholesale distributors that have shown interest in using the DataSource(R) product in their operations. Management is encouraged by the recent increase in sales of this product and has hired additional sales personnel to introduce the DataSource(R) product to other large retailers. Management cannot predict whether the current users of the DataSource(R) product will continue using it nor can they predict if the current discussions will result in adding additional users of the DataSource(R) product.

     The Company purchases for resale the TempList(R), which is a data collection or "listing" temperature recorder that is used for point-of-measurement recording. The TempList(R) delivers the data via a cable link to a personal computer using specialized software. The Company also purchases digital thermometers with penetration probes for resale from a variety of manufacturers.

     The Cox1 product accounts for 78% of the Company's revenues. The balance is accounted for through the sale of electronic data loggers, probes and other temperature monitoring products.

     During fiscal 2002, the Company contracted with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. At the end of fiscal 2002, this location is supplying approximately 50% of the total number of units being utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Company's current plans are to continue assembling special-use Cox1 units in the Belmont facility. The Belmont facility will also continue to manufacture and assemble a certain percentage of the base Cox1 units. If necessary, the production capabilities of the Belmont facility can easily be expanded to meet the total demand for all Cox1 units. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

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

     The temperature recorder operations of the Company are not dependent upon a single or a few customers. However, the Company does have business relationships with several large retail customers and foreign distributors that, if those relationships were severed, could have a material adverse effect upon the earnings or the financial position of the Company. Backlog of orders is not a major factor in the temperature recorder operations of the Company.

     The Company is a major competitor in the temperature recording industry with regards to its production and distribution activities. The Company encounters significant competition from a variety of companies in all major areas of its business activity. The Company competes primarily on product performance and price. Reliability, technology, customer service and company reputation are also important competitive factors.

     The Company generally does not maintain company owned distribution entities. However, in 1999, the Company established Cox Recorders Australia, Pty. Ltd. to retain its market share and presence in this geographic area. Except for this subsidiary, all distributors are contracted, including major distributors located in Copenhagen, Denmark; Singapore; and Santiago, Chile. All other distribution and sales operations are through individual sales persons operating on salary, sales commission basis or salary plus incentive basis.

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

     The Company produces two distinct Vitsab(R) TTI configurations: a "three dot" indicator (for wholesale distribution of perishables) and a "one dot" indicator (primarily for food safety and consumer packages). Each product is produced on high-speed automated machinery.

     The Company is in the final stages of the development, production and marketing of the Vitsab(R) TTI. Final development of this technology continues to require substantial effort to refine the manufacturing procedures to achieve a reliable and consistent product delivery. In addition, the chemical formulation of the tag itself, including the specific chemical nature of the enclosure, continues to require testing and validation. During fiscal 2002, the Vitsab(R) line of products generated approximately 1% of the Company's total revenues.

     The source and availability of certain raw materials may be a critical and significant factor for Vitsab(R) TTI if it begins production in significant volumes. The Company's current plans are to manufacture the Vitsab(R) TTI at two locations: Belmont, North Carolina and Malmo, Sweden. The preparation of solutions and product manufacturing are currently being conducted in Belmont, North Carolina. Preliminary production operations have been periodically started and stopped in Malmo, Sweden as development progresses.

     The Company maintains both company owned distribution entities and certain contract distributors associated with the Company's temperature recorder operations. The Company plans to use these same distribution entities for Vitsab(R) outlets.

     In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser paid the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company cannot sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The stated purchase price in the agreement for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the Purchase option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement. The Company will be paid a minimum annual royalty based on the volume of Vitsab(R) products sold.

     On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and then on a month-to-month basis, with a requirement that each party provide a two month notice to cancel the agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. All of the other terms and conditions in the agreement remain the same. On April 15, 2002, the Purchaser notified the Company that he was terminating the agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the agreement until September 15, 2002, and then on a month-to-month basis, with a requirement that each party provide a 30-day notice to cancel the agreement. The Purchaser will continue to pay the Company $17,000 a month while the agreement is in place. All of the other terms and conditions in the agreement remain the same. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB. In March 2002, the Company notified the landlord in Sweden that it would not be renewing its lease that expires on December 31, 2002.

     The Company's entire Vitsab(R) operation is largely dependent on one customer. This customer is testing these products for use in the distribution of their perishable products. Management cannot predict when the customer will complete their pilot program. Once the pilot program is complete, the customer will then decide whether to expand the use of the Vitsab(R) products throughout their entire distribution system or discontinue using the products. If the customer decides to use the Vitsab(R) products, management cannot predict how quickly they will expand their use. If the customer decides not to use the Vitsab(R) products, the Company will then have to decide whether it is financially feasible to continue producing the products for testing or for sale. Management cannot predict at this time whether the pilot program will be successful or if the customer will continue to use the Vitsab(R) products.

     The Company's existing manufacturing equipment located in Belmont has the capacity to produce enough of the Vitsab(R) products to meet the currently projected demands of the current customer base. The labels have consistently proved to perform as effective time-temperature monitors, but certain technical issues in production have resulted in delayed delivery of labels and in the inconsistent performance of equipment for activating and dispensing the labels. These issues are related to certain chemical and physical properties of the film raw material and the way these characteristics affect the physical properties of the finished product when manufactured with different pressure and temperature settings in the manufacturing equipment. In some cases, there are combinations of raw material properties and machine operating settings that cause performance inconsistencies of the finished product when deployed in the Company's automated Vitsab(R) activator-dispensers. Resolving these technical issues has created delays in reaching full productive capacity. Despite substantial progress in the improvement and perfection of these technical aspects of label production, the Company is seeking no new customers for its Vitsab(R) product line until the issues are fully resolved.

     The Company's visual indicator tag operations previously included the development, production and distribution of FreshTag(TM) food spoilage indicators. FreshTag(TM) is based on a licensed and patented technology developed by the U.S. Food and Drug Administration (FDA), that enables the detection of specific chemical compounds that signal the incipient spoilage of seafood and other food types. Effective April 10, 2002 the Company terminated the Patent License Agreement. The Company had no significant operations related to the FreshTag(TM) product.

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

     As previously disclosed in prior years, the sublessor had declared this sublease in default due to the failure by the Company to meet certain well drilling requirements. In May 2000, the Company paid the sublessor $50,000 to cure the default. By agreement and amendment to the sublease, the sublessor acknowledged that all drilling requirements had been fulfilled, that the Company had no further obligation to drill any additional wells, that any and all notices of default were canceled, and that the sublease was in full force and effect.

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

     In June 2000, the Company entered into an exclusive agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of the inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company is of the opinion that $300,000 of net assets should be recognized as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company has determined that no change in the valuation of this asset is necessary for fiscal 2002.

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

     The Company hired legal counsel and a title insurance company to perform a title search on the subleases and to research any title issues that were found. The title insurance company issued a policy for $1,000,000 of title coverage on the subleases. One of the exceptions listed in the title policy relates to a lien filed by the operator on July 31, 2001. In the Company's opinion, the lien filed by the operator is without merit and is clearly in violation of the agreement dated June 30, 2000 between the Company and the operator. The agreement supersedes all previous agreements and states that 120% of the operator's capital investment at the date of the agreement will be repaid from 50% of the net profit generated from the operations of the subleases or proceeds from the sale of the subleases. At April 30, 2002, the Company accrued $90,000, which is the balance of capital and related interest that the operator invested into the subleases under a previous agreement.

     Due to the increasing cost of maintaining and operating the oil wells and the related decrease in oil produced, along with a decrease in the market price for the type of crude oil found on the subleases, the operations did not generate any net profit during fiscal 2002. The Company recognizes that the operation of the subleases is not related to its core business, and is exploring every opportunity to sell the subleases. Consequently, the Company is not pursuing further development of the subleases. The Company intends to continue to maintain the lease in good standing and take whatever steps necessary to sell the subleases. Because of these factors, the operator has not been reimbursed for any of his capital investment during fiscal 2002. On January 29, 2002, the operator filed a lawsuit against the Company, two of its current officers and a former officer claiming breach of contract, fraud and damages totaling approximately $87,000. Under the current agreement, the Company owes the operator certain funds and intends to pay such funds out of the proceeds from the sale of the subleases. However, the Company believes the lawsuit is without merit and will take all legal actions necessary to defend the Company, its current officers, its former officer, and the agreement signed by the operator and the Company.

     On March 21, 2002, the Company received an offer from a group, which includes the operator of the subleases, to purchase the oil subleases for approximately $362,000. The lien filed by the operator would be paid out of the proceeds in order to have the lien filed on the subleases released. The offer was accepted on March 25, 2002, and the parties began to draft the definitive purchase and sale agreement. The purchase and sale agreement was executed by both parties on June 3, 2002. The purchaser was required to deposit $50,000 into an escrow account within two business days upon execution of the agreement. These funds were never deposited into the escrow account by the purchaser. In a letter dated June 20, 2002, the Company notified the purchaser that they were in default of the purchase and sale agreement and therefore the agreement had been terminated. On July 11, 2002, the Company executed an addendum to the original purchase and sale agreement with the same purchaser after receiving a $25,000 non-refundable deposit. The closing of the transaction is projected to take place on or before September 16, 2002. All other terms and conditions of the original agreement remain the same. The Company does not believe the transaction will have a material impact on the earnings or financial position of the Company.

     For further information, reference is made to Note 3 of the notes to consolidated financial statements.

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

     On February 2, 2001, the Company filed a Current Report on Form 8-K announcing that the Company reached an agreement with Sensitech Inc. and Ryan Instruments to settle two lawsuits relating to alleged restrictions on the employment of two of the Company's former employees and to an alleged infringement of certain patents. As a result of this agreement, the Company agreed to delay the market introduction of the EDS(TM) products until at least November 2002.

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

     RESEARCH AND DEVELOPMENT

     No research and development expenses were incurred during fiscal 2002 due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product. Research and development expenses were $345,393 and $409,362 and for the fiscal years ended 2001and 2000, respectively. The decrease in fiscal 2001 as compared to fiscal 2000 is due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product

     GOVERNMENT REGULATION

     The Company is not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export controls and import controls, which may apply to our products. Many of our customers' products, however, are subject to extensive regulation by agencies such as the FDA. The Company designs and manufactures its products to ensure that its customers are able to satisfy a variety of regulatory requirements and protocols established to, among other things, avoid the spoiling of perishable goods such as produce, meat, pharmaceuticals and chemicals.

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

     EMPLOYEES

     At June 1, 2002, the Company had 78 full-time employees compared to 117 at June 1, 2001. This 33% decrease in full-time employees is due primarily to 29 assembly employees terminated during the period as the Company outsourced a large portion of its Cox1 manufacturing to a third party. The balance of the decrease was due to the consolidation of certain corporate and sales activities previously performed in other locations to the Corporate Office in Belmont, North Carolina. None of the Company's employees are covered by collective bargaining agreements. Relations between the Company and its employees are generally considered good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                    Date Elected
Name and Age (1)                      Title (1)                      An Officer
----------------                      ---------                      ----------
Dr. James L. Cox           Chairman, President and                    08/01/95
     Age - 57                   Chief Executive Officer
David K. Caskey            President - Cox Recorders Division         11/01/97
     Age - 40
Brian D. Fletcher          Chief Operating Officer                    03/10/00
     Age - 40
Jack G. Mason              Chief Financial Officer                    07/31/00
     Age - 44                   and Secretary
James R. McCue             President - Vitsab Division                03/12/00
     Age - 44
Kurt C. Reid               Chief Operating Officer                    03/10/00
     Age - 42
Robert L. Thornton         Controller and Assistant Treasurer         11/03/00
     Age - 42

----------
(1)  As of June 30, 2002

     The present terms of all officers extend to August 30, 2002, the date of the next annual meeting of shareholders and the annual meeting of the Board of Directors, or until their successors are elected and qualified.

     Dr. James L. Cox and David K. Caskey are the only executive officers that have served in their current executive positions with the Company for the past five years.

     Brian D. Fletcher was employed by the Company as Chief Operating Officer on March 10, 2000. Prior to joining the Company, he was a private investor for more than the previous three years. Prior to that, he was employed as an investment representative for Edward Jones Co.

     Jack G. Mason was employed by the Company as Chief Financial Officer on July 1, 2000. On November 3, 2000 he was named Chief Financial Officer and Secretary. Prior to joining the Company, he was the Chief Financial Officer of PSNC Energy for more than the previous three years.

     James R. McCue was employed by the Company as President of Vitsab on March 21, 2000. Prior to joining the Company, he was employed in marketing with Hill-Rom Company, a division of Hillenbrand Industries for more than the previous three years.

     Kurt C. Reid was employed by the Company as Chief Operating Officer on March 10, 2000. Prior to joining the Company, he was a private investor for more than the previous three years. Prior to that, he was employed as an investment representative for Edward Jones Co.

     Robert L. Thornton was employed by the Company as Controller on August 21, 2000. On November 3, 2000 he was named Controller and Assistant Treasurer. Prior to joining the Company, he was the Director - Investor Relations and Financial Projects of PSNC Energy for more than the previous four years.

ITEM 2. PROPERTIES

     The Company has leased manufacturing facilities located in Belmont, North Carolina and Malmo, Sweden. The facility in Belmont serves as the Corporate Office, manufacturing and distributing of time temperature recording devices and directing the oilfield operations. The Belmont facility also manufactures the Vitsab(R) product. The Malmo facility is used for the limited production of the Vitsab(R) product. The lease on the Malmo facility, which expires on December 31, 2002, was not renewed. The Company closed the office in Phoenix, Arizona, which was primarily used for directing the oilfield operations. The Company also leases office space in Upland, California, to support the sales and distribution functions.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, but the Company does not believe these proceedings could have a material impact on the results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the three months ended April 30, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the nationwide over-the-counter market and is listed under the symbol "coxt.ob" on the electronic bulletin board provided by the National Quotation Bureau, Inc.

     The table below presents the reported high and low common stock sale prices for each quarter of fiscal 2002 and 2001. The Company has not declared any dividends during the last two fiscal years.

                                                   2002               2001
                                             ---------------     ---------------
                                              High      Low      High       Low
                                             -----     -----     -----     -----
First Quarter                                $0.45     $0.27     $0.69     $1.88
Second Quarter                               $0.38     $0.20     $0.47     $1.38
Third Quarter                                $0.29     $0.52     $0.31     $0.94
Fourth Quarter                               $0.07     $0.28     $0.28     $0.50

     At July 10, 2002, the Company had approximately 2,061 holders of record of the Company's common stock.

     The table below presents the information related to the equity compensation plans that have been previously approved by shareholders and equity compensation plans not approved by shareholders, as of April 30, 2002.

                                        Number of securities    Weighted-average       Number of securities
                                         to be issued upon      exercise price of       remaining available
                                            exercise of            outstanding          for future issuance
                                        outstanding options,    options, warrants          under equity
                                        warrants and rights        and rights           compensation plans
                                        -------------------        ----------           ------------------
Equity compensation plans
approved by security holders
(2000 Stock Incentive Plan)                  4,880,000               $.2022                  2,396,972

Equity compensation plans
not approved by security holders
(Non-Qualified Stock Option
Agreements)                                  6,652,500               $.6568                         --
                                            ----------               ------                  ---------
Total                                       11,532,500               $.4644                  2,396,972
                                            ==========               ======                  =========

     The payment of cash dividends by the Company is restricted by a debt covenant in the loan agreements with RBC Centura ("Centura"), which requires the consent of Centura to declare or pay a cash dividend. Since its inception, the

Company has not paid any cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to use earnings, if any, to finance a portion of its operations.

The following is a list of all unregistered stock issued during the last three fiscal years.

Fiscal 2002

     Pursuant to an April 10, 2001 agreement between the Company and BEN Acquisition, LLC, under which they agreed to amend for consideration an agreement dated June 23, 2000, the Company issued 9,500 shares of restricted stock to each of the three partners. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to an April 30, 2001 agreement between the Company and McManus Financial Consultants, Inc., under which they provided consulting services related to investor relations, the Company issued 41,667 and 41,666 shares of restricted stock, respectively, to the two partners. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to a February 15, 2002 agreement between the Company and Stock Enterprises, Inc., under which Mr. James R. Stock, president, agreed to cancel for consideration an investor relations services agreement dated November 1, 2002, the Company issued to Mr. Stock 30,000 shares of restricted stock. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

Fiscal 2001

     Pursuant to an agreement between the Company and Mr. Jens Rask, under which Mr. Rask provided consulting services, the Company issued to Mr. Rask 50,000 shares of restricted stock, respectively, to Mr. Rask. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to an agreement between the Company and Mr. Jayanth Prabhakar, under which Mr. Prabhakar provided engineering consulting services, the Company issued to Mr. Prabhaker a 43,000 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to a March 28, 2000 agreement between the Company and Strategic Equity Marketing, LLC, under which they would provide consulting services related to investor relations, the Company issued to Strategic Equity Marketing, LLC a total of 12,013 shares of restricted stock. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

     Pursuant to an agreement between the Company and Mr. Jack Wright, under which Mr. Wright provided engineering consulting services, the Company issued to Ms. M. Jean Wright 500 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to a September 12, 2000 engagement letter between the Company and McGuireWoods, LLP, under which they would provide legal services, the Company issued to McGuireWoods, LLP a total of 97,500 shares of restricted stock. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

     Pursuant to an August 30, 2000 agreement between the Company and Mr. Steven
J. Inguillo, an employee, the Company issued to Mr. Inguillo 7,720 shares of restricted stock for compensation. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to an August 1, 2000 employment acceptance agreement between the Company and Mr. Robert L. Thornton, the Company issued to Mr. Thornton 2,500 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to an April 6, 2000 agreement between the Company and Mr. Steve Otwell, under which Mr. Otwell would provide consulting services, the Company issued to Mr. Otwell a total of 33,878 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to an April 6, 2000 agreement between the Company and Mr. Frederick W. Leak, under which Mr. Leak would provide consulting services, the Company issued to Mr. Leak a total of 33,878 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to a September 13, 2000 agreement between the Company and Mr. John
W. Farquhar, under which Mr. Farquhar would provide consulting services, the Company issued to Mr. Farquhar 2,400 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to an September 20, 2000 agreement between the Company and Ms. Mary R. Norris, an employee, the Company issued to Ms. Norris 5,000 shares of restricted stock for compensation. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to an October 23, 2000 agreement between the Company and New Hope Electrical Services, LLC, under which they would provide consulting services, the Company issued to New Hope Electrical Services, LLC 5,008 shares of restricted stock. The shares were issued under the exemption set forth in
Section 4(2) of the Securities Act of 1933.

     Pursuant to a subscription agreement dated November 29, 2000 between the Company and Ronald H. and Marijke W. Smith, under which they agreed to purchase $66,600 of restricted stock at $.666 per share, the Company issued to Ronald H. and Marijke W. Smith 100,000 shares of restricted stock. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to an August 16, 2000 agreement between the Company and Mr. Peter
H. Ronnow, an employee, the Company issued to Mr. Ronnow 16,600 shares of restricted stock for compensation. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

     Pursuant to a June 13, 2000 agreement between the Company and Hilary Kaye Associates, Inc. under which they would provide consulting services related to public relations, the Company issued to Hilary Kaye Associates, Inc. 6,862 shares of restricted stock. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

     Pursuant to a November 16, 2000 engagement letter between the Company and Danielson Harrigan & Tollefson, LLP, under which they would provide legal services, the Company issued to Danielson Harrigan & Tollefson, LLP a total of 48,547 shares of restricted stock. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

     Pursuant to a December 5, 2000 agreement between the Company and by Remote, Incorporated under which they would provide consulting services, the Company issued to by Remote, Incorporated 15,129 shares of restricted stock. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

     Pursuant to a November 14, 2000 engagement letter between the Company and Gilmore, Rees & Carlson, P.C., under which they would provide legal services, the Company issued to Gilmore, Rees & Carlson, P.C. 7,946 shares of restricted stock. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

Fiscal 2000

     Pursuant to a July 18, 1999 agreement between the Company and VITSAB AG, a Swiss holding company, the Company issued to VITSAB AG 527,462 shares of restricted stock to purchase their minority interest of 12.5% in Vitsab USA, Inc., a subsidiary of the Company. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

     Pursuant to a June 23, 1999 subscription agreement between Vitsab, Inc. a wholly owned subsidiary of the Company, and Vincent Gann, under which he loaned Vitsab, Inc. $100,000, the Company issued to Mr. Gann 20,000 shares of restricted stock as additional consideration for the loan. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to a June 26, 1999 subscription agreement between Vitsab, Inc. a wholly owned subsidiary of the Company, and James B. Norman, under which he loaned Vitsab, Inc. $20,000, the Company issued to Mr. Norman 4,000 shares of restricted stock as additional consideration for the loan. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to an agreement between the Company and David McIntosh, under which he purchased 34,577 shares of treasury stock at $2.50 per share, the Company issued to Mr. McIntosh 20,000 shares of restricted stock as additional consideration. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to a February 11, 2000 subscription agreement between Vitsab, Inc. a wholly owned subsidiary of the Company, and Coastal Investors, under which they loaned Vitsab, Inc. $203,840, the Company issued to Coastal Investors a total of 138,859 shares of restricted stock when they immediately converted the

$175,000 promissory note at $1.442 per share and the accompanying 17,500 warrants at $1.648 per share into restricted stock of the Company. The shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

     Pursuant to a January 31, 2000 subscription agreement between Vitsab, Inc. a wholly owned subsidiary of the Company, and Ronald M. and Ratha S. Needham, under which they loaned Vitsab, Inc. $50,000, the Company issued to Ronald M. and Ratha S. Needham a total of 40,714 shares of restricted stock when they immediately converted the $50,000 promissory note at $1.40 per share and the accompanying 5,000 warrants at $1.60 per share into shares of restricted stock of the Company. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to a January 31, 2000 subscription agreement between Vitsab, Inc. a wholly owned subsidiary of the Company, and Michael J. and Margaret U. Fields, under which they loaned Vitsab, Inc. $10,000, the Company issued to Michael J. and Margaret U. Fields a total of 8,143 shares of restricted stock when they immediately converted the $10,000 promissory note at $1.40 per share and the accompanying 1,000 warrants at $1.60 per share into shares of restricted stock of the Company. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to a January 31, 2000 subscription agreement between Vitsab, Inc. a wholly owned subsidiary of the Company, and Steven Otwell, under which he loaned Vitsab, Inc. $10,000, the Company issued to Mr. Otwell a total of 8,143 shares of restricted stock when he immediately converted the $10,000 promissory note at $1.40 per share and the accompanying 1,000 warrants at $1.60 per share into shares of restricted stock of the Company. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to a January 31, 2000 subscription agreement between Vitsab, Inc. a wholly owned subsidiary of the Company, and Frederick W. Leak, under which he loaned Vitsab, Inc. $10,000, the Company issued to Mr. Leak a total of 8,143 shares of restricted stock when he immediately converted the $10,000 promissory note at $1.40 per share and the accompanying 1,000 warrants at $1.60 per share into shares of restricted stock of the Company. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

     Pursuant to a March 2, 2000 employment acceptance agreement between the Company and Mr. James R. McCue, the Company issued to Mr. McCue 11,000 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

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

Fiscal Years Ended April 30,              2002            2001          2000 (2)          1999           1998
----------------------------          ------------    ------------    ------------    ------------   ------------
Sales                                 $  8,627,103    $  9,709,561    $  9,710,976    $  8,954,544   $  8,138,756
Income (loss) from operations         $ (4,826,969)   $ (6,149,417)   $ (1,955,191)   $    163,292   $  1,095,451
Basic and diluted net income
  (loss) per average common
  share                               $       (.20)   $       (.27)   $       (.09)   $        .01   $        .15
Weighted average number of
  common shares outstanding             25,360,071      24,661,104      24,222,547      21,368,188     20,041,562
Total assets                          $  4,072,391    $  8,654,189    $ 14,369,529    $ 12,877,192   $  9,766,536
Stockholders' equity                  $ (2,305,523)   $  2,528,355    $  9,041,805    $ 10,025,938   $  8,565,711
Long-term debt (1)                    $  3,233,913    $  3,090,044    $  2,908,359    $    581,374   $    280,706

----------
(1)  Excludes current maturities
(2)  As restated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FISCAL 2002

     Prior to fiscal 2002, the Company had two current operating segments that involved the (1) production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and (2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in its Phoenix office were transferred to the Corporate Office in Belmont, North Carolina. The Company entered into an agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of the inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company is of the opinion that $300,000 of net assets should be accounted for as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company has determined that no change in the valuation of this asset is necessary for fiscal 2002. The Company now operates in one reporting segment of Temperature Recorder Operations.

     TEMPERATURE RECORDER OPERATIONS

     Revenue from sales decreased $1,082,458, or 11% in fiscal 2002 as compared to fiscal 2001, due to a 13% decrease in the number of Cox1 units sold as a result of decreased demand and a 4% decrease in average sales price. Sales of DataSource(R) units increased 129%, slightly offset by a 4% decrease in average sales price during fiscal 2002. During fiscal 2002, a large grocery store chain started requiring its shippers to use the DataSource(R) units exclusively. The Company has recently reached an agreement with another large grocery store chain that will require their shippers to use the DataSource(R) unit exclusively. Fiscal 2002 reflects a 22% decrease in the number of Tracer(R) products sold and a 4% decrease in average sales price. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects unit sales for its primary products to remain constant or, in the case of electronic loggers, increase in future periods. During fiscal 2002, the sale of graphic recorders represented $6,751,000 or 78% of total revenues, the sale of electronic data loggers represented $1,472,000 or 17%, the sale of probes and related products represented $129,000 or 2%, and the sale of Vitsab(R) products represented $112,000 or 1%. The sale of oil and other miscellaneous products represented the balance.

     Cost of sales for fiscal 2002 increased $85,162, or 2% as compared to fiscal 2001. The increase is due to a reduction in the price the Company now pays for raw material components and labor costs, increased retriever fees, shipping costs and supplies used in the manufacturing process, partially offset by decreased purchases of raw materials, decreasing labor and benefits costs and postage expenses.

     During fiscal 2002, the Company contracted with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. At the end of fiscal 2002, this location is supplying approximately 50% of the total number of units being utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Company's current plans are to continue assembling special-use Cox1 units in the Belmont facility. The Belmont facility will also continue to manufacture and assemble a certain percentage of the base Cox1 units. If necessary, the production capabilities of the Belmont facility can easily be expanded to meet the total demand for all Cox1 units. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

     General and administrative expenses for fiscal 2002 decreased $2,014,515, or 44% as compared to fiscal 2001. This decrease is due to lower costs associated with legal fees, professional services, salaries, payroll taxes and employee benefits, partially offset by increases in outside services and other general expenses.

     Selling expenses for fiscal 2002 decreased $551,400, or 30% as compared to fiscal 2001. The decrease is due to lower sales salaries, commissions, trade shows and travel expenses.

     No research and development costs were incurred during fiscal 2002 as the Company reached the final development stages of the Vitsab(R) product and halted the development of the EDS(TM) product in fiscal 2001.

     Depreciation and depletion expense in fiscal 2002 decreased $90,422, or 18% as compared to fiscal 2001. There was no depletion expense associated with the oilfield operations recorded in fiscal 2002 as a result of the impairment of the oilfield operations, as discussed in Note 3 to the consolidated financial statements.

     Amortization of patents and goodwill increased $36,261, or 17% in fiscal 2002 as compared to fiscal 2001. This increase is related to the additional goodwill recognized from the acquisition of Vitsab Sweden, AB. In fiscal 2002, the Company evaluated the fair value of goodwill from the acquisition of Vitsab Sweden, AB and determined the goodwill to be impaired and has recognized an impairment loss of $2,695,689 in the fourth quarter of fiscal 2002, as discussed in Note 8 to the consolidated financial statements.

     Other income increased $317,335, or 248% in fiscal 2002 as compared to fiscal 2001. This increase is related primarily to the payments received as a result of the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB, as discussed in Note 1 to the consolidated financial statements.

     Interest expense increased $28,820, or 6% in fiscal 2002 as compared to fiscal 2001. Reasons for this increase include the increase in interest accrued on the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000, interest on the Revolving Loan with RBC Centura Bank ("Centura") and the reclassification of interest paid on progress payments made by Centura, on behalf of the Company, from deposits to interest expense.

     The decrease in inventory of $509,824 is related to the decrease in the number of units in finished goods inventory and a decrease in work-in-progress inventory. The Company has also lowered its costs of purchasing raw materials through negotiations with vendors. Decreased direct labor and benefits costs and overheads incurred in the production of the Cox1 units resulted in a decrease in the valuation of finished goods and an increase in cost of goods sold by an equal amount.

     The decrease in property and equipment, net of $397,836 is primarily due to depreciation. There were no significant additions or deletions to property and equipment in fiscal 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company derives cash from operations and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations is not adequate to meet cash requirements and commitments of the Company. The Company may enter into equity, debt or other financing arrangements to meet its further financial needs for expansion into food safety control products and to provide for general working capital needs.

     On July 13, 2000 the Company entered into a secured five-year term loan ("Term Loan") with its primary lender, Centura in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 and the remainder was used for working capital.

     Initial principal payments of $9,920, in addition to accrued interest, were due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,313, in addition to accrued interest, are due monthly until July 13, 2005.

     The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan"), subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000.

     The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified Agreements until January 31, 2002, so long as the Company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002. As a result, these loans have been classified as current portion of long-term debt. Centura will continue to meet periodically with Company management to review its financial results and determine whether to extend the maturity date of the Revolving Loan and the Term Loan past July 31, 2002. On July 24, 2002, Centura informed the Company that they were extending the maturity date of the three loans to October 31, 2002, and decreasing the Company's line of credit from $1,000,000 to the current amount outstanding of $800,000.

     The Company has borrowed $1,000,000 related to this line of credit at April 30, 2002. On June 7, 2002, the Company paid $200,000 down on the amount outstanding on this line of credit, leaving a balance of $800,000.

     The Company has agreed to certain covenants, including prohibiting the payment of cash dividends, with respect to both the Term Loan and the Revolving Loan.

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

     In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser paid the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company cannot sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The stated purchase price in the agreement for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the Purchase option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement. The Company will be paid a minimum annual royalty based on the volume of Vitsab(R) products sold.

     On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and then on a month-to-month basis, with a requirement that each party provide a two month notice to cancel the agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. All of the other terms and conditions in the agreement remain the same. On April 15, 2002, the Purchaser notified the Company that he was terminating the agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the agreement until September 15, 2002, and then on a month-to-month basis, with a requirement that each party provide a 30-day notice to cancel the agreement. The Purchaser will continue to pay the Company $17,000 a month while the agreement is in place. All of the other terms and conditions in the agreement remain the same. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB. In March 2002, the Company notified the landlord in Sweden that it would not be renewing its lease that expires on December 31, 2002.

     The Company's entire Vitsab(R) operation is largely dependent on one customer. This customer is testing these products for use in the distribution of their perishable products. Management cannot predict when the customer will complete their pilot program. Once the pilot program is complete, the customer will then decide whether to expand the use of the Vitsab(R) products throughout their entire distribution system or discontinue using the products. If the customer decides to use the Vitsab(R) products, management cannot predict how quickly they will expand their use. If the customer decides not to use the Vitsab(R) products, the Company will then have to decide whether it is financially feasible to continue producing the products for testing or for sale. Management cannot predict at this time whether the pilot program will be successful or if the customer will continue to use the Vitsab(R) products.

     The Company's existing manufacturing equipment located in Belmont has the nominal capacity to produce enough of the Vitsab(R) products to meet the currently projected demands of the current customer base. The labels have consistently proved to perform as effective time-temperature monitors, but certain technical issues in production have resulted in delayed delivery of labels and in the inconsistent performance of equipment for activating and dispensing the labels. These issues are related to the interaction of raw material properties with manufacturing protocol and consequent performance inconsistencies of the finished product when deployed in the Company's automated Vitsab(R) activator-dispensers. Resolving these technical issues has created delays in reaching full productive capacity. Despite substantial progress in the improvement and perfection of these technical aspects of label production, the Company is seeking no new customers for its Vitsab(R) product line until the issues are fully resolved.

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

Fiscal Years Ended April 30,                  2001           2000           2001           2000
----------------------------               -----------    -----------    -----------    -----------
                                                          Temperature
                                           Temperature     Recorder       Oilfield       Oilfield
                                             Recorder     Operations     Operations     Operations
                                            Operations   (as restated)    and Other      and Other
                                           -----------    -----------    -----------    -----------
     Sales                                 $ 9,637,075    $ 9,700,282    $    72,486    $    10,694
                                           -----------    -----------    -----------    -----------

     Cost of sales                           5,042,539      5,256,403        308,480         21,248
     General and administrative              4,508,233      3,565,514         46,962        133,333
     Selling                                 1,812,052      1,649,247             --             --
     Research and development                  345,393        409,362             --             --
     Depreciation and depletion                513,820        433,508             --             --
     Amortization of goodwill                  219,303        197,552             --             --
     Loss on impairment                             --             --      3,062,196             --
                                           -----------    -----------    -----------    -----------

     Income (loss) from operations          (2,804,265)    (1,811,304)    (3,345,152)      (143,887)
     Other income (expense)                   (128,150)        43,396             --        (78,424)
     Interest expense                         (496,442)      (170,263)            --             --
     Income taxes                                   --         41,754             --             --
                                           -----------    -----------    -----------    -----------

     Net income (loss)                     ($3,428,857)   ($1,979,925)   ($3,345,152)   ($  222,311)
                                           ===========    ===========    ===========    ===========

     TEMPERATURE RECORDER OPERATIONS

     Sales decreased $63,207, or 1% in fiscal 2001 as compared to fiscal 2000, due to a decrease in the number of units sold, lower unit selling prices and an increase in the amount of returned units. Cost of sales for fiscal 2001 decreased $213,864, or 4% as compared to fiscal 2000 due primarily to decreased purchases of recorder units and data loggers, partially offset by increased labor costs, retriever fees, shipping costs and supplies used in the manufacturing process. During fiscal 2001, the sale of graphic recorders represented $8,252,000 or 85% of total revenues, the sale of electronic data loggers represented $1,019,000 or 10%, the sale of probes and related products represented $164,000 or 2%, and the sale of Vitsab(R) products represented $4,000 or less than 1%. The sale of oil and other miscellaneous products represented the balance.

     General and administrative expenses for fiscal 2001 increased $942,719, or 26% as compared to fiscal 2000. The increase is due to salaries, outside services, insurance, payroll taxes, legal fees and rent. Also included in fiscal 2001 was approximately $288,000 of non-recurring charges and write-offs related to a technology investment, the closing of the Phoenix office, an increase in the allowance for bad debts and to legal fees discussed in more detail later. Offsets to the increase include decreases in travel expenses, professional services and office supplies. Fiscal 2000 includes a prior period adjustment of $600,000 related to compensation expense associated with stock options, as discussed more fully in Note 12 to the consolidated financial statements.

     Selling expenses for fiscal 2001 increased $162,805, or 10%, as compared to fiscal 2000. The increase is due to increases in sales salaries related to the EDS(TM) product (which is subject to the EDS(TM) settlement, as discussed on page 7 of this annual report), commissions and travel expenses, partially offset by decreases in trade show expenses and professional services.

     Research and development expenses are related to costs incurred for both the EDS(TM) and Vitsab(R) products. Research and development expenses decreased $63,969, or 16%, in fiscal 2001 as compared to fiscal 2000, due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product.

     Depreciation and depletion expense in fiscal 2001 increased $80,312, or 19%, as compared to fiscal 2000 primarily due to asset additions. Fiscal 2000 reflects the restatement of $349,713 recorded as a prior period adjustment, as discussed more fully in Note 13 to the consolidated financial statements. All depletion expenses associated with the oilfield operations were written off as a loss on impairment, as discussed in Note 3 to the consolidated financial statements.

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

     Interest expense increased $326,179, or 192%, in fiscal 2001 as compared to fiscal 2000. The primary reason for this increase is the interest cost related to the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit with, and interest accrued on progress payments made by, Centura.

     The decrease in accounts receivable is due to the lower sales during the fiscal year and enhanced collection efforts on past due receivables.

     The increase in inventory is related to the continued production of recorder units in order to increase on-hand inventory and to purchases of raw material related to the production of the Vitsab(R) product.

     OILFIELD OPERATIONS AND OTHER

     There were limited oil production operations conducted during fiscal 2001. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this fiscal year. The Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment in the fourth quarter of fiscal 2001.

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

     FISCAL 2000

Fiscal Years Ended April 30,                  2001           2000           2001           2000
----------------------------               -----------    -----------    -----------    -----------
                                                          Temperature
                                           Temperature     Recorder       Oilfield       Oilfield
                                             Recorder     Operations     Operations     Operations
                                            Operations   (as restated)    and Other      and Other
                                           -----------    -----------    -----------    -----------
     Sales                                 $ 9,700,282    $ 8,953,116    $    10,694    $     1,428
                                           -----------    -----------    -----------    -----------

     Cost of sales                           5,256,403      4,397,078         21,248         13,130
     General and administrative              3,565,514      2,307,732        133,333        160,467
     Selling                                 1,649,247      1,388,232             --             --
     Research and development                  409,362        407,044             --             --
     Depreciation and depletion                433,508         80,873             --             --
     Amortization of goodwill                  197,552         36,696             --             --
                                           -----------    -----------    -----------    -----------

     Income (loss) from operations          (1,811,304)       335,461       (143,887)      (172,169)
     Other income (expense)                     43,396          7,031        (78,424)       241,322
     Interest expense                         (170,263)      (150,414)            --         (2,716)
     Income taxes                               41,754         42,119             --         19,491
                                           -----------    -----------    -----------    -----------

     Net income (loss)                     ($1,979,925)   $   149,959    ($  222,311)   $    46,946
                                           ===========    ===========    ===========    ===========

     TEMPERATURE RECORDER OPERATIONS

     Sales increased $747,166, or 8% for fiscal 2000 as compared to fiscal 1999. Cost of sales as a percent of sales for fiscal 2000 and 1999 were 54% and 49%, respectively. This change was primarily due to increased material and labor costs. During fiscal 2000, the sale of graphic recorders represented $8,595,000 or 89% of total revenues, the sale of electronic data loggers represented $690,000 or 7%, the sale of probes and related products represented $168,000 or 2%, and the sale of Vitsab(R) products represented $3,000 or less than 1%. The sale of oil and other miscellaneous products represented the balance.

     During fiscal 2000, the sale of graphic recorders generated approximately 80% of revenues, the sale of electronic loggers generated approximately 17% of revenues, the sale of probes generated 2% of revenues and the sale of Vitsab(R) products generated 1% of revenues.

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

     FORWARD-LOOKING STATEMENTS

     Statements contained in this document, which are not historical in nature, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "intend," "plan," and other words and terms of similar meaning in connection with any discussion of future operating and financial performance. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to the Company include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with suppliers, regulatory issues, competition, the effect of weather on customers, exposure to environmental issues and liabilities, variations in material costs and general and specific economic conditions. From time to time, the Company may include forward-looking statements in oral statements or other written documents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  April 30, 2002  April 30, 2001
                                                  --------------  --------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                        $    216,042    $     43,620
  Accounts receivable, less allowance for
    doubtful accounts of $65,000 at April 30,
    2002 and $61,810 at April 30, 2001                1,072,935       1,141,308
  Inventory                                           1,419,342       1,929,166
  Notes receivable - current portion                         --          19,230
  Prepaid expenses                                       44,832          30,493
                                                   ------------    ------------
      TOTAL CURRENT ASSETS                            2,753,151       3,163,817

  Property and equipment, net                           764,628       1,162,464
  Property held for sale, net                           300,000         300,000
  Non-depreciable asset                                      --         813,305
  Goodwill                                                   --       2,976,622
  Due from officer, net                                  41,067          53,566
  Other assets                                           64,749              --
  Patents                                               148,796         184,415
                                                   ------------    ------------

      TOTAL ASSETS                                 $  4,072,391    $  8,654,189
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $    658,123    $    602,778
  Short-term debt                                     1,000,000       1,211,452
  Current portion of long-term debt                   1,485,878       1,221,560
                                                   ------------    ------------
      TOTAL CURRENT LIABILITIES                       3,144,001       3,035,790

  Long-term debt                                      3,233,913       3,090,044
                                                   ------------    ------------

      TOTAL LIABILITIES                               6,377,914       6,125,834
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized
  100,000,000 shares; issued and outstanding;
  25,769,684 shares at April 30, 2002 and
  24,904,823 shares at April 30, 2001                22,132,312      21,267,448
  Paid in capital                                       461,412       1,044,473
  Accumulated other comprehensive income (loss)         (68,168)       (108,581)
  Accumulated deficit                               (24,806,900)    (19,643,854)
  Less - Notes receivable for common stock               24,179          31,131
                                                   ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                     (2,305,523)      2,528,355
                                                   ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  4,072,391    $  8,654,189
                                                   ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                      Fiscal Years Ended April 30,
                                              --------------------------------------------
                                                  2002            2001            2000
                                              ------------    ------------    ------------
                                                                              (as restated)
REVENUE:
  Sales                                       $  8,627,103    $  9,709,561    $  9,710,976
                                              ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of sales                                  5,436,181       5,351,019       5,277,651
  General and administrative                     2,540,680       4,555,195       3,698,847
  Selling                                        1,260,652       1,812,052       1,649,247
  Research and development                              --         345,393         409,362
  Depreciation and depletion                       423,398         513,820         433,508
  Loss on impairment                             3,537,597       3,062,196              --
  Amortization of patents and goodwill             255,564         219,303         197,552
                                              ------------    ------------    ------------
     TOTAL COSTS AND EXPENSES                   13,454,072      15,858,978      11,666,167
                                              ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                   (4,826,969)     (6,149,417)     (1,955,191)
                                              ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Other income (expense)                           189,185        (128,150)        (35,028)
  Interest expense                                (525,262)       (496,442)       (170,263)
                                              ------------    ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                 (336,077)       (624,592)       (205,291)
                                              ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES               (5,163,046)     (6,774,009)     (2,160,482)

Provision for income taxes                              --              --          41,754
                                              ------------    ------------    ------------

NET INCOME (LOSS)                             $ (5,163,046)   $ (6,774,009)   $ (2,202,236)
                                              ============    ============    ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                   $       (.20)   $       (.27)   $       (.09)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                  25,360,071      24,661,104      24,222,547

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Accumulated                                               Subscribed
                                                  Other                                                    Stock
                                              Comprehensive    Retained        Common        Paid in     Less Note   Treasury
                                   Total      Income (Loss)    Earnings         Stock        Capital     Receivable    Stock
                                   -----      -------------    --------         -----        -------     ----------    -----
Balance, April 30, 1999         $ 10,025,938    $      --    ($10,667,609)   $20,306,098   $   420,982    $ 12,387    ($45,920)

Net income (loss), as
  restated                        (2,202,236)          --      (2,202,236)            --            --          --          --

Sale of treasury stock                45,920           --              --             --            --          --      45,920

Common stock issued                  562,369           --              --        562,369            --          --          --

Compensation related to
  grant of stock options,
  as restated                        600,000           --              --             --       600,000          --          --

Subscribed stock issued                9,814           --              --             --            --       9,814          --
                                ------------    ---------    ------------    -----------   -----------    --------    --------
Balance, April 30, 2000
  as restated                      9,041,805           --     (12,869,845)    20,868,467     1,020,982      22,201          --

Comprehensive income (loss) -
  Net income (loss)               (6,774,009)          --      (6,774,009)            --            --          --          --
  Foreign currency
    translation adjustment          (108,581)    (108,581)             --             --            --          --          --
                                ------------
Total comprehensive -
  income (loss)                   (6,882,590)          --              --             --            --          --          --

Change in subscribed stock,
  net                                (53,332)          --              --             --            --     (53,332)         --

Common stock issued                  422,472           --              --        398,981        23,491          --          --
                                ------------    ---------    ------------    -----------   -----------    --------    --------
Balance, April 30, 2001            2,528,355     (108,581)    (19,643,854)    21,267,448     1,044,473     (31,131)         --

Comprehensive income (loss) -
  Net income (loss)               (5,163,046)          --      (5,163,046)            --            --          --          --
  Foreign currency
    translation adjustment            40,413       40,413              --             --            --          --          --
                                ------------
Total comprehensive
  income (loss)                   (5,122,633)          --              --             --            --          --          --

Payment on subscribed stock            6,952           --              --             --            --       6,952          --

Common stock issued                  281,803           --              --        864,864      (583,061)         --          --
                                ------------    ---------    ------------    -----------   -----------    --------    --------
Balance, April 30, 2002         ($ 2,305,523)   ($ 68,168)   ($24,806,900)   $22,132,312   $   461,412    ($24,179)   $     --
                                ============    =========    ============    ===========   ===========    ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Fiscal Years Ended April 30,
                                                       -----------------------------------------
                                                           2002           2001           2000
                                                       -----------    -----------    -----------
                                                                                    (as restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                    ($5,163,046)   ($6,774,009)   ($2,202,236)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                             423,398        513,820        433,508
    Amortization of patents and goodwill                   255,564        219,303        197,552
    Loss on impairment                                   3,537,597      3,062,196             --
    Loss on disposal of property and equipment               2,242         22,628             --
    Allowance for doubtful accounts                          3,190         33,286           (140)
    Other                                                  (63,209)        21,783           (669)
    Decrease in valuation adjustment                        12,499        211,787             --
                                                       -----------    -----------    -----------
                                                          (991,765)    (2,689,206)    (1,571,985)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                   65,183        483,425        (28,382)
      Inventory                                            509,824       (303,551)       (82,952)
      Prepaid expenses                                     (14,339)       (27,380)        62,747
      Notes receivable and investments                      19,230          8,586          2,414

     Increase (decrease) in current liabilities:
       Accounts payable and accrued expenses                55,345       (329,673)       349,909
       Income taxes payable                                     --             --        (34,720)
                                                       -----------    -----------    -----------
CASH USED IN OPERATING ACTIVITIES                         (356,522)    (2,857,799)    (1,302,969)
                                                       -----------    -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (25,562)       (81,039)      (380,793)
  Equipment under development                               28,603       (689,176)      (100,437)
  Acquisition of business                                       --             --       (469,475)
  Patents                                                       --             --       (203,208)
  Other                                                         --             --         51,211
                                                       -----------    -----------    -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              3,041       (770,215)    (1,102,702)
                                                       -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                            281,803        422,472      1,162,369
  Sale of treasury stock                                        --             --         45,920
  Repayment on notes payable - Long-term debt             (370,813)    (1,273,669)    (1,325,563)
  Subscriptions receivable                                   6,952          4,768          9,814
  Amounts borrowed under short-term debt                   252,548      1,211,452             --
  Amounts borrowed under long-term debt                    315,000      1,190,000      3,487,513
                                                       -----------    -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                      485,490      1,555,023      3,380,053
                                                       -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     40,413       (108,581)            --
                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                            172,422     (2,181,572)       974,382
CASH AND CASH EQUIVALENTS, beginning of period              43,620      2,225,192      1,250,810
                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period               $   216,042    $    43,620    $ 2,225,192
                                                       ===========    ===========    ===========

     Supplemental Cash Flow Information

Interest paid                                          $   250,262    $   246,442    $   170,263
Income taxes paid                                      $        --    $        --    $    17,356

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED APRIL 30, 2002, 2001, AND 2000

     1.   SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          The Company is engaged in the business of producing and distributing transit temperature recording instruments, including electronic "loggers," graphic temperature recorders and visual indicator tags, both in the United States and internationally. Transit temperature recording instruments work by creating a strip chart record of temperature changes over time, or record temperatures electronically according to a preset interval ("logging"). The Company has been involved in the sale and manufacture of both types of transit monitoring products, and has established an international market presence and reputation for reliable temperature recording products.

          In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The option agreement gives the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser paid the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company cannot sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The stated purchase price in the agreement for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the Purchase option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement. The Company will be paid a minimum annual royalty based on the volume of Vitsab(R) products sold.

          On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and then on a month-to-month basis, with a requirement that each party provide a two month notice to cancel the agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. All of the other terms and conditions in the agreement remain the same. On April 15, 2002, the Purchaser notified the Company that he was terminating the agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the agreement until September 15, 2002, and then on a month-to-month basis, with a requirement that each party provide a 30-day notice to cancel the agreement. The Purchaser will continue to pay the Company $17,000 a month while the agreement is in place. All of the other terms and conditions in the agreement remain the same. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB. In March 2002, the Company notified the landlord in Sweden that it would not be renewing its lease that expires on December 31, 2002.

          The Company's entire Vitsab(R) operation is largely dependent on one customer. This customer is testing these products for use in the distribution of their perishable products. Once the pilot program is complete, the customer will then decide whether to expand the use of the Vitsab(R) products throughout their entire distribution system or discontinue using the products. If the customer decides to use the Vitsab(R) products, management cannot predict how quickly they will expand their use. If the customer decides not to use the Vitsab(R) products, the Company will then have to decide whether it is financially feasible to continue producing the products for testing or for sale. Management cannot predict at this time whether the pilot program will be successful or if the customer will continue to use the Vitsab(R) products.

          PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Cox Technologies, Inc. (the Company) and its wholly owned subsidiary companies, Vitsab Sweden, AB and Cox Recorders Australia, Pty. Ltd., a 95% owned Australian distribution company. In July 2001 all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. All material intercompany transactions and balances among the Company and its subsidiary companies have been eliminated in the accompanying consolidated financial statements.

          DEPRECIATION, DEPLETION AND AMORTIZATION

          Depreciation for property and equipment is provided on a combination of straight-line and accelerated cost recovery methods over the respective estimated lives over a range of five to twenty years. Depreciation and depletion expense for oilfield operations was not recorded for fiscal 2000 as the oilfield assets were idle. Depletion expense for fiscal 2001 was based on production.

          GOODWILL

          Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over a range of six to seventeen years (see Note 8 to the consolidated financial statements). Amortization expense charged to operations totaled $220,094, $200,910 and $197,552 for fiscal 2002, 2001 and 2000, respectively.

          CASH AND CASH EQUIVALENTS

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with a maturity of three months or less.

          PATENTS

          The Company owns a number of patents directly related to and important to the Company's business. The costs of obtaining patents are capitalized and amortized over the average lives of the patents. Amortization expense charged to operations totaled $35,470, $18,793 and $0 for fiscal 2002, 2001 and 2000, respectively.

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

          COMPREHENSIVE INCOME (LOSS)

          The Company recorded a foreign currency translation adjustment in fiscal 2002 and fiscal 2001 of $40,413 and ($108,581), respectively. As a result, total comprehensive loss was ($5,122,633) as compared to a net loss of ($5,163,046) for fiscal 2002 and ($6,882,590) as compared to a net loss of ($6,774,009) for fiscal 2001. There were no significant items of comprehensive income (loss) for fiscal 2000.

          LONG-LIVED ASSETS

          Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable.

          STOCK-BASED COMPENSATION

          The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value method of accounting for stock options or similar equity instruments.

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

          BASIC AND DILUTED EARNINGS PER SHARE

          Earnings per share have been calculated in conformity with SFAS No. 128, "Earnings Per Share." The Company has a complex capital structure with significant potential common shares. However, basic earnings per common share is based on the weighted average number of common shares outstanding during each year. Potential common shares from the Senior Subordinated Convertible Promissory Note with Technology Investors, LLC and stock option grants are anti-dilutive for fiscal 2002, 2001 and 2000 and have been excluded for the earnings per share calculations.

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

          RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") issued three Statements of Financial Accounting Standards ("SFAS"), SFAS No. 141, "Business Combinations" (SFAS No. 141), SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

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

          SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 were adopted effective May 1, 2002. However, as the Company had recognized a loss on impairment of goodwill during the fourth quarter of fiscal 2002, the adoption of the provisions of SFAS No. 142 had no significant effect.

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

          The Company has adopted the provisions of SFAS No. 144 effective May 1, 2002. There was no significant effect on financial position or results of operations as a result of adopting these provisions. The Company expects to adopt the provisions of SFAS No. 143 effective May 1, 2003, and the Company believes the adoption of the provisions of SFAS No. 143 will not have a significant effect on its financial position or results of operations.

     2.   INVENTORIES

          Inventory at April 30, 2002 and 2001 consists of the following:

                                                      2002         2001
                                                   ----------   ----------
          Raw materials                            $  377,478   $  377,470
          Work-in-process                             143,339      528,687
          Finished goods                              898,525    1,023,009
                                                   ----------   ----------
               Total                               $1,419,342   $1,929,166
                                                   ==========   ==========

     3.   PROPERTY AND EQUIPMENT

          The following is a summary of property and equipment at cost, by major classification, less accumulated depreciation at April 30, 2002 and 2001:

                                                           2002          2001
                                                        ----------    ----------
MANUFACTURING PROPERTY AND EQUIPMENT
Tooling                                                 $  495,507    $  474,639
Machinery and equipment                                  1,558,060     1,641,645
Office furniture and equipment                             167,538       162,366
Leasehold improvements                                     293,635       266,253
                                                        ----------    ----------
                                                         2,514,740     2,544,903
Less: Accumulated depreciation                           1,750,112     1,382,439
                                                        ----------    ----------
     Total manufacturing property and equipment            764,628     1,162,464
                                                        ----------    ----------

PROPERTIES HELD FOR SALE:
OIL AND GAS PROPERTIES AND EQUIPMENT
Intangible drilling costs                                  883,023       883,023
Lease and well equipment                                 1,828,881     1,828,881
Leasehold improvements                                     715,891       715,891
Undeveloped leases                                          72,167        72,167
Repurchased participating units                          2,608,640     2,608,640
Other                                                       24,600        24,600
                                                        ----------    ----------
                                                         6,133,202     6,133,202
Less: Accumulated depreciation and depletion             2,771,006     2,771,006
         Allowance for loss on impairment                3,062,196     3,062,196
                                                        ----------    ----------
     Total oil and gas properties and equipment            300,000       300,000
                                                        ----------    ----------

          Total property and equipment                  $1,064,628    $1,462,464
                                                        ==========    ==========

          The Company holds oil subleases in California (the Chico-Martinez field), but the field has not produced any significant volume. The Company entered into an agreement with an independent oilfield operator in April 1999. The primary function of the operator has been to increase production by overhauling the surface equipment, establishing steam and hot water injection operations and improving field conditions at the property. In July 2000, the Company entered into a new agreement with the operator that replaced the previous agreement. Under the terms of the new agreement the Company intended to increase production more rapidly. The new agreement would also allow the Company to buyout the operator at any time. It was the Company's strategy that productive activity at the field would help to increase the revenues while establishing a greater asset value, thus making the Company's sublease holdings more attractive to a potential buyer. In June 2000, the Company entered into an exclusive agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of the inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company is of the opinion that $300,000 of net assets should be recognized as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company has determined that no change in the valuation of this asset is necessary for fiscal 2002.

          On March 21, 2002, the Company received an offer from a group, which includes the operator of the subleases, to purchase the oil subleases for approximately $362,000. The lien filed by the operator would be paid out of the proceeds in order to have the lien filed on the subleases released. The offer was accepted on March 25, 2002, and the parties began to draft the definitive purchase and sale agreement. The purchase and sale agreement was executed by both parties on June 3, 2002. The purchaser was required to deposit $50,000 into an escrow account within two business days upon execution of the agreement. These funds were never deposited into the escrow account by the purchaser. In a letter dated June 20, 2002, the Company notified the purchaser that they were in default of the purchase and sale agreement and therefore the agreement had been terminated. On July 11, 2002, the Company executed an addendum to the original purchase and sale agreement with the same purchaser after receiving a $25,000 non-refundable deposit. The closing of the transaction is projected to take place on or before September 16, 2002. All other terms and conditions of the original agreement remain the same. The Company does not believe this transaction will have a material impact on the earnings or financial position of the Company.

     4.   DEBT

          The following is a summary of long-term debt obligations and lease contracts payable at April 30, 2002 and 2001:

                                                          2002           2001
                                                      -----------    -----------
          10% Senior Subordinated Convertible
          Promissory Note due March 2005 (from
          related party, see Note 5) (principal
          amount of the note and accrued
          interest are convertible into the
          Company's no par common stock at a
          conversion price of $1.25 per share)         $3,025,000     $2,750,000


          Note payable to bank, secured by
          general business assets, due in monthly
          installments of $22,313 plus accrued
          interest at 30-day LIBOR plus 500 basis
          points per annum through July 2005.             870,148      1,090,800


          Unsecured note payable to a vendor in
          24 monthly installments of $2,000.               36,000             --


          Note payable to bank, secured by
          equipment, due in monthly installments
          of $7,700 plus accrued interest at
          30-day LIBOR plus 500 basis points per
          annum through February 2007.                    448,600             --


          Capital leases secured by equipment,
          expiring in various years, with terms
          ranging from 36 months to 60 months,
          due in monthly installments ranging
          from $496 to $5,467                             340,043        470,804
                                                      -----------    -----------
                                                        4,719,791      4,311,604
          Less:  Current maturities                     1,485,878      1,221,560
                                                      -----------    -----------
                    Total long-term debt              $ 3,233,913    $ 3,090,044
                                                      ===========    ===========

          On July 13, 2000 the Company entered into a five-year term loan ("Term Loan") with its primary lender, Centura in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 from its previous lender and the remainder was used for working capital.

          Initial principal payments of $9,920, in addition to accrued interest, were due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,313, in addition to accrued interest, are due monthly until July 13, 2005.

          The Company has established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan"), subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan is Centura's prime rate plus .25% per annum and is due monthly beginning in August 2000.

          The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified Agreements until January 31, 2002, so long as the Company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002. As a result, these loans have been classified as current portion of long-term debt. Centura will continue to meet periodically with Company management to review its financial results and determine whether to extend the maturity date of the Revolving Loan and the Term Loan past July 31, 2002. On July 24, 2002, Centura informed the Company that they were extending the maturity date of the three loans to October 31, 2002, and decreasing the Company's line of credit from $1,000,000 to the current amount outstanding of $800,000.

          The Company has borrowed $1,000,000 related to this line of credit at April 30, 2002. On June 7, 2002, the Company paid $200,000 down on the amount outstanding on this line of credit, leaving a balance of $800,000.

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

          Capital leases consist primarily of manufacturing property and equipment with a capitalized cost of approximately $672,000 and accumulated depreciation of approximately $403,000 and $269,000 as of April 30, 2002 and 2001, respectively.

          Following are maturities of long-term debt for each of the next five fiscal years ended April 30:

          2003                        $1,485,878
          2004                           170,778
          2005                         3,063,135
          2006                                --
          2007                                --
                                      ----------
               Total                  $4,719,791
                                      ==========

     5.   RELATED PARTY TRANSACTIONS

          In March 2000 the Company entered into an agreement with Technology Investors, LLC ("TI") whereby the Company issued to TI a 10% subordinated convertible promissory note due March 10, 2005 in the amount of $2,500,000 for cash. The principal amount of the note and interest accrued thereon are convertible, at the option of holder into shares of the Company's Common Stock at a conversion price of $1.25 per share. At April 30, 2002, the principal and accrued interest of $3,025,000 would be converted into 2,420,000 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the note.

          In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company. In connection with their services they each will receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of up to ten years. In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $.59 per share for a period of up to ten years. In fiscal 2002, Mr. Fletcher and Mr. Reid each received stock options to purchase 800,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. On July 23, 2001, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid. Retroactive to January 1, 2001, they each will receive annual compensation of $100,000, payable quarterly in unrestricted shares of the Company's Common Stock valued at the average daily closing price during the quarter. During fiscal 2002, Mr. Fletcher and Mr. Reid were paid $75,000 of salary in unrestricted shares of the Company's Common Stock at an average market price of $.35 per share under this structure. Approved by the Board of Directors on December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their annual compensation to $1 effective October 1, 2001.

          On March 15, 2002, the Compensation Committee of the Board of Directors approved a compensation structure, effective March 1, 2002, whereby Mr. Fletcher and Mr. Reid will be compensated based on the actual monthly cash flow and quarterly net income generated by the Company. The maximum annual compensation will be capped at $210,000 each. During fiscal 2002, Mr. Fletcher and Mr. Reid were compensated $7,500 each under this structure.

     6.   STOCK OPTION PLANS

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

          The Company has two nonqualified stock option plans, the Stock Option Agreements By and Between Cox Technologies, Inc. and Certain Executives ("Executive Plan") and the 2000 Stock Incentive Plan ("2000 Plan"). In accordance with the Executive Plan, options to purchase an aggregate of up to 6,652,500 shares of the Company's common stock were granted to certain executives of the Company. Options were granted at the fair market value of the Company's common stock determined on the date of the grant. Certain of the options were granted at an exercise price below fair market value, and a prior period adjustment of $600,000 related to compensation expense was charged to operations in fiscal 2000, as discussed in Note 12 to the consolidated financial statements. As a result of the remaining options being granted at the fair market value, no compensation expense is recorded. Options from the Executive Plan are exercisable on various dates and expire on various dates. All options under the Executive Plan have been granted. In accordance with the 2000 Plan, up to 8,000,000 shares of the Company's common stock can be issued through the use of stock-based incentives to employees, consultants and non-employee members of the Board of Directors. The exercise price of options granted through the 2000 Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of the grant. All outstanding options have been granted at the fair market value, therefore no compensation expense has been recorded. Options from the 2000 Plan are exercisable on various dates from the date of the grant and expire on various dates. Exceptions to the exercise date for both plans are allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control as defined in both plans.

          Options granted, exercised and canceled under both plans for the three years ended April 30, 2002 were as follows:

                                            Options     Weighted-Average
                                          Outstanding    Exercise Price
                                          -----------    --------------
             April 30, 1999                        --           --
               Granted                        600,000        $1.25
               Exercised                           --           --
               Canceled                            --           --
                                           ----------
             April 30, 2000                   600,000        $1.25
               Granted                      7,310,000        $ .58
               Exercised                           --           --
               Canceled                            --           --
                                           ----------
             April 30, 2001                 7,910,000        $ .63
               Granted                      3,742,500        $ .12
               Exercised                           --           --
               Canceled                      (120,000)       $ .38
                                           ----------
             April 30, 2002                11,532,500        $ .47
                                           ==========

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

                                                 2002            2001            2000
                                             ------------    ------------    ------------
     Net income (loss)         As reported   $ (5,163,046)   $ (6,774,009)   $ (2,202,236)
     Net income (loss)         Pro forma     $ (5,189,377)   $ (7,036,503)   $ (2,603,635)

     Basic and diluted EPS     As reported   $       (.20)   $       (.27)   $       (.09)
     Basic and diluted EPS     Pro forma     $       (.20)   $       (.29)   $       (.11)

          For purposes of pro forma disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for nonqualified stock option grants in fiscal 2002, 2001 and 2000, respectively:

                                          2002              2001          2000
                                      -------------     -------------   --------
     Risk free interest rate(s)       4.8% to 5.2%      4.8% to 6.0%      5.3%
     Volatility factor(s)             224% to 249%       98% to 243%       41%
     Expected life                    7 to 10 years     4 to 10 years   10 years

          The weighted average fair value of nonqualified stock options granted during fiscal 2002, 2001 and 2000 was $.12, $.55 and $1.67, respectively. Options outstanding at April 30, 2002 have exercise prices ranging from $.11 to $1.25, and a weighted average remaining contractual life of 8.2 years. The number of shares and weighted average exercise price of those shares exercisable at the end of each fiscal year were 67,500 shares at $.34 for 2002, 2,697,501 shares at $.55 for 2001 and 600,000 shares at
     $1.25 for 2000.

          During fiscal 2002, 723,028 shares of restricted stock were issued out of the 2000 Plan to consultants and employees in lieu of cash payments. At April 30, 2002, there were 2,396,972 shares reserved for issuance under the 2000 Plan.

     7.   RETIREMENT PLAN

          The Company maintains a 401(k) plan that covers substantially all employees, including subsidiary companies. The Company matches 50% of employee contributions up to 4% of gross earnings. Effective January 1, 2002, the Company elected to discontinue matching contributions. The Company's matching amounted to approximately $15,400, $33,000 and $31,000, respectively, for fiscal 2002, 2001 and 2000.

     8.   IMPAIRMENT OF ASSETS

          During fiscal 2002 goodwill and non-depreciable assets were determined to be impaired and these amounts were recognized as a loss on impairment of $3,537,597 in the fourth quarter of fiscal 2002.

          Goodwill originated primarily from the acquisition of Vitsab, AB (see
     Note 14 to the consolidated financial statements) during fiscal 1999. At April 30, 2002 the Company evaluated the fair value of goodwill, which was determined by reference to the present value of estimated future cash inflows and a significant change in technology to get the product to market. Due to the significant change in technology and projected future cash flows for this product, management has determined goodwill from the Vitsab(R) product to be impaired and has recognized an impairment loss of $2,695,689 in the fourth quarter of fiscal 2002.

          The non-depreciable asset represents machinery for the high-speed production of the Vitsab(R) product (see Note 4 to the consolidated financial statements). Since the machinery will not be completed and not produce any positive future cash flows and has a minimal scrap value, management has determined the equipment to be impaired and has recognized a loss on impairment of $841,908 in the fourth quarter of fiscal 2002.

     9.   INCOME TAXES

          The Company and its subsidiaries file consolidated federal income tax returns. There is an aggregate federal net operating loss carryforward of $7,909,361 available to reduce future federal taxable income of the parent company. These net operating loss carryforwards will expire in various amounts between fiscal 2003 and fiscal 2022.

          The provisions for income taxes consists of the following for the fiscal years ended April 30,

                                                    2002      2001      2000
                                                  -------   -------   -------
          Current:
            Federal                               $    --   $    --   $    --
            State                                      --        --    14,754
                                                  -------   -------   -------
                                                       --        --    14,754
                                                  -------   -------   -------
          Deferred:
            Federal                                    --        --    27,000
            State                                      --        --        --
                                                  -------   -------   -------
                                                       --        --    27,000
                                                  -------   -------   -------

          Total                                   $    --   $    --   $41,754
                                                  =======   =======   =======

          The reconciliation of income tax computed at federal and state statutory rates to the income tax provision is as follows for the fiscal years ended April 30,

                                              2002            2001            2000
                                          -----------     -----------     -----------
     Income (loss) before income taxes    $(5,163,046)    $(6,774,009)    $(2,160,482)
     Statutory federal income tax rate:            34%             34%             34%
     Expected federal income tax
       expense at statutory rate          $        --     $        --     $        --
     Other                                         --              --          41,754
     Utilization of net operating loss
       Carryforward                                --              --              --
                                          -----------     -----------     -----------
     Provision for income taxes           $        --     $        --     $    41,754
                                          ===========     ===========     ===========

          The following is a summary of the significant components of the Company's deferred tax assets for the fiscal years ended April 30,

                                              2002         2001         2000
                                           ----------   ----------   ----------
     Deferred tax assets:
        Net operating loss carryforwards   $2,978,000   $3,960,000   $2,890,000
        Impairment on long-lived assets     1,600,000    1,285,000           --
        Other                                 322,000      149,000           --
                                           ----------   ----------   ----------
                                            4,900,000    5,394,000    2,890,000
        Less:  Valuation allowance          4,900,000    5,394,000    2,890,000
                                           ----------   ----------   ----------
     Net deferred tax asset                $       --   $       --   $       --
                                           ==========   ==========   ==========

          The valuation allowance primarily represents the tax benefits of certain operating loss carryforwards and other deferred tax assets that may expire without being utilized. During fiscal 2002, 2001 and 2000, the valuation allowance (decreased) increased ($494,000), $2,504,000 and $533,000, respectively.

          The unused net operating loss carryforwards, which may provide future tax benefits, expire at the end of each fiscal year as follows:

                                             Unused Net Operating
                Fiscal Year of Expiration   Loss Carryforward Amount
                -------------------------   ------------------------
                          2003                    $   699,952
                          2004                        282,100
                          2005                        649,916
                          2006                        410,888
                          2007                        252,810
                    Remaining years                 5,613,695
                                                  -----------
                          Total                   $ 7,909,361
                                                  ===========

     10.  SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The following table presents certain financial information for each quarter during the fiscal years ended April 30,

                                                       2002
                             --------------------------------------------------------
                                Fourth         Third         Second          First
                             -----------    -----------    -----------    -----------
     Sales                   $ 2,158,846    $ 2,045,969    $ 2,213,633    $ 2,208,655
     Income (loss) from
       operations             (3,818,566)      (206,114)      (260,520)      (541,769)
     Net income (loss)        (3,940,428)      (339,258)      (340,716)      (542,644)
     Basic and diluted net
       income (loss) per
       average common
       share                        (.16)          (.01)          (.01)          (.02)

                                                       2001
                             --------------------------------------------------------
                                Fourth         Third         Second          First
                             -----------    -----------    -----------    -----------
     Sales                   $ 2,274,975    $ 2,302,426    $ 2,708,379    $ 2,423,781
     Income (loss) from
       operations             (3,737,403)    (1,651,791)      (322,127)      (438,096)
     Net income (loss)        (4,080,927)    (1,716,913)      (426,819)      (549,350)
     Basic and diluted net
       income (loss) per
       average common
       share                        (.16)          (.07)          (.02)          (.02)

     11.  SEGMENT INFORMATION

          Prior to fiscal 2002, the Company had two current operating segments that involved the (1) production and distribution of temperature recording and monitoring devices, including electronic "loggers", graphic temperature recorders and visual indicator tags (referred to as "Temperature Recorder Operations" as a group) and (2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil leases and the operation of its Phoenix, Arizona office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix were transferred to the Corporate Office in Belmont, North Carolina. The Company now operates in one reporting segment of Temperature Recorder Operations. Therefore, no segment information is required to be reported for fiscal 2002.

     Fiscal Years Ended April 30,                   2001           2000
     ----------------------------                -----------    -----------
     Revenues:
       Temperature Recorder Operations           $ 9,637,075    $ 9,700,282
       Oilfield Operations and Other                  72,486         10,694
                                                 -----------    -----------
                                                 $ 9,709,561    $ 9,710,976
                                                 ===========    ===========

     Net income (loss):
       Temperature Recorder Operations           $(3,428,857)   $(1,979,925)
       Oilfield Operations and Other (1)          (3,345,152)      (222,311)
                                                 -----------    -----------
                                                 $(6,774,009)   $(2,202,236)
                                                 ===========    ===========

     Identifiable assets:
       Temperature Recorder Operations           $ 4,377,067    $ 5,219,141
       Oilfield Operations and Other (1)             300,000      3,519,790
                                                 -----------    -----------
                                                 $ 4,677,067    $ 8,738,931
                                                 ===========    ===========

     Capital expenditures:
       Temperature Recorder Operations           $    84,388    $   371,554
       Oilfield Operations and Other                      --          9,239
                                                 -----------    -----------
                                                 $    84,388    $   380,793
                                                 ===========    ===========

     Depreciation, depletion and amortization:
       Temperature Recorder Operations           $   733,123    $   631,060
       Oilfield Operations and Other (1)                  --             --
                                                 -----------    -----------
                                                 $   733,123    $   631,060
                                                 ===========    ===========

     Interest expense:
       Temperature Recorder Operations           $   496,442    $   170,263
       Oilfield Operations and Other                      --             --
                                                 -----------    -----------
                                                 $   496,442    $   170,263
                                                 ===========    ===========

     (1) The Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment in the fourth quarter of fiscal 2001.

          Information on the Temperature Recorder Operations by domestic and international is presented in the following table.


     Fiscal Years Ended April 30,      Domestic     International      Total
     ----------------------------     -----------   -------------   -----------
          Revenues:
            2002                      $ 5,719,605    $ 2,907,498    $ 8,627,103
            2001                      $ 6,461,359    $ 3,175,716    $ 9,637,075
            2000                      $ 7,497,224    $ 2,203,058    $ 9,700,282

          Net income (loss):
            2002                      $(3,456,703)   $(1,706,343)   $(5,163,046)
            2001                      $(2,298,835)   $(1,130,022)   $(3,428,857)
            2000                      $(1,530,259)   $  (449,666)   $(1,979,925)

          Identifiable assets:
            2002                      $   993,738    $    70,890    $ 1,064,628
            2001                      $ 1,370,091    $    92,373    $ 1,462,464
            2000                      $ 4,912,310    $   144,737    $ 5,057,047

     12.  PRIOR PERIOD ADJUSTMENT

          As reported in the Company's fiscal 2001 annual report, the Company has restated its consolidated financial statements for fiscal 2000. This action was taken to recognize compensation expense related to the issuance of stock options with an exercise price below fair market value in the amount of $600,000. The Company also made an adjustment to increase depreciation expense in the amount of $349,713 as a correction of an error. These adjustments combined had an earnings per share effect of ($.04) in fiscal 2000.

     13.  LEASES

          The Company leases its corporate office, sales office and manufacturing facilities under non-cancelable operating leases. Rental expense for fiscal 2002, 2001 and 2000 was $110,578, $174,723 and $158,306,
     respectively. At April 30, 2002, future minimum rental payments for non-cancelable operating leases are approximately $115,000 for fiscal 2003, and $28,000 for fiscal 2004.

     14.  BUSINESS COMBINATION

          In November 1997, the Company acquired a nominal interest in Vitsab, AG (Vitsag), a corporation formed under the laws of the Country of Switzerland, for $300,000. In June 1998, the Company acquired all of the outstanding shares of Visual Indicator Tag Systems, AB (Vitsab), a corporation formed under the laws of the Country of Sweden, and a wholly owned subsidiary of Vitsag. The acquisition was accomplished by the issuance of 3,375,734 shares of the Company's unregistered common stock, 950,000 shares of the common stock of Vitsab USA, Inc., a wholly owned subsidiary of the Company, in the formation stage, with 4,750,000 issued shares of common stock outstanding, and the assumption of certain debt owed by Vitsab to an unrelated company. In an agreement dated July 18, 1999, the Company purchased their minority interest in Vitsab USA, Inc. through the issuance of 527,458 shares of the Company's unregistered common stock. The transaction has been accounted for as a purchase and the results of Vitsab's operations have been included in the accompanying consolidated financial statements since the date of the acquisition, which was June 30, 1998. The cost of the acquired enterprise was approximately $2,600,000, including debt assumed of approximately $1,750,000. At acquisition, the fair value of liabilities assumed exceeded the fair value of assets acquired, and the excess plus the cost of acquisition were recorded as goodwill. During fiscal 2000, the Company adjusted the initial purchase price allocation that resulted in additional goodwill of approximately $469,000. Goodwill was being amortized over the average estimated useful life of 16 years. The Company determined goodwill to be impaired and recognized an impairment loss of $2,695,689 in the fourth quarter of fiscal 2002.

     15.  GOING CONCERN CONSIDERATION

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 2002, current liabilities exceed current assets by $390,850 and total liabilities exceed total assets by $2,305,523. The Company is currently in violation of certain loan covenants (see Note 4) and has entered into note modification agreements with Centura, effective January 31, 2002 that extend the maturity dates of all three loans to July 31, 2002. Centura will continue to meet with Company management to review the financial results and determine whether to extend the maturity date of all three loans past July 31, 2002.

          In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina

We have audited the accompanying consolidated balance sheets of Cox Technologies, Inc. and subsidiaries as of April 30, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cox Technologies, Inc. and subsidiaries as of April 30, 2002 and 2001 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $5,163,046 for 2002 and has incurred substantial losses for each of the past three years. At April 30, 2002 current liabilities exceeded current assets by $390,850, and total liabilities exceeded total assets by $2,305,523. The Company is currently in violation of certain loan covenants (see Note 4) and has entered into note modification agreements with its lender, effective January 31, 2002 that extended the maturity dates of the loans to July 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina
July 3, 2002, except for Note 3,
as to which the date is July 12, 2002,
and Note 4, as to which the date
is July 24, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Cox Technologies, Inc.
Belmont, North Carolina

We have audited the accompanying consolidated statements of operations, stockholders' equity, and of cash flows for the year ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Technologies, Inc., at April 30, 2000, in conformity with generally accepted accounting principles.


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

SUPPLEMENTARY DATA

   The information for this item is contained in Note 10 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) on page 36 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS

          The information for this item is set forth in the sections entitled "Election of Directors" and "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Cox Technologies' proxy statement dated July 29, 2002, relating to the August 30, 2002 annual meeting of shareholders, which section is incorporated herein by reference.

     EXECUTIVE OFFICERS

          The information for this item is set forth on page 8 of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

     The information for this item is set forth in the sections entitled "Executive Compensation," "Performance Graph" and "Report of Board of Directors on Executive Compensation" in Cox Technologies' proxy statement dated July 29, 2002, relating to the August 30, 2002 annual meeting of shareholders, which section is incorporated herein by reference (specifically excluding disclosures in such sections relating to Items 402(k) and (1) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information for this item is set forth in the section entitled "Common Stock Ownership by Certain Beneficial Owners and Management" in Cox Technologies' proxy statement dated July 29, 2002, relating to the August 30, 2002 annual meeting of shareholders, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information for this item is set forth on page 32 of this annual report and in the sections entitled "Election of Directors" and "Certain Relationships and Related Transactions" in Cox Technologies' proxy statement dated July 29, 2002, relating to the August 30, 2002 annual meeting of shareholders, which sections are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
(a)  1.   Financial statements -

          Consolidated Balance Sheets at April 30, 2002 and 2001              21

          Consolidated Statements of Income for the
            Fiscal Years Ended April 30, 2002, 2001 and 2000                  22

          Consolidated Statements of Changes in Stockholders'
            Equity for the Fiscal Years Ended April 30, 2002,
            2001 and 2000                                                     23

          Consolidated Statements of Cash Flows for the
            Fiscal Years Ended April 30, 2002, 2001 and 2000                  24

          Notes to Consolidated Financial Statements for the
            Fiscal Years Ended April 30, 2002, 2001 and 2000               25-38

          Report of Independent Public Accountants                         39-40

     2.   Financial statement schedules -

          The following financial statement schedules are included herein:

          Supplemental Schedules:
            Report of Independent Public Accountants                          43
          Schedule II - Valuation and Qualifying Accounts for the
            Fiscal Years Ended April 30, 2002, 2001 and 2000                  44

     All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

     3.   Exhibits -

          23.1 - Consent of Cherry, Bekaert & Holland, L.L.P.
          23.2 - Consent of Bedinger & Company

     4.   Reports on Form 8-K -

          A Form 8-K was filed on February 11, 2002 that included a President's Letter to Shareholders. This letter was mailed to all shareholders of record on or about February 8, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina

Under date of July 3, 2002, except for Note 3 as to which the date is July 12, 2002, and Note 4 as to which the date is July 24, 2002, we reported on the consolidated balance sheets of Cox Technologies, Inc. and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, which are included in this annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report on the consolidated financial statements referred to factors that raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statement schedules do not include any adjustments that might be necessary if the Company cannot continue in existence.


/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina
July 3, 2002

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions
                                                      ------------------------------
                                                                         Charged to           Other
                                     Balance at       Charged to           Other          Changes - Add        Balance
Fiscal                              Beginning of       Costs and         Accounts -         (Deduct) -        at End of
 Year         Description           Fiscal Year        Expenses         Describe (1)       Describe (2)      Fiscal Year
 ----         -----------           -----------        --------         ------------       ------------      -----------
 2002     Allowance for
            doubtful accounts       $    61,810       $    23,898       $         --       $   (20,708)      $    65,000
          Impairment loss             3,062,196         3,537,597                 --                --         6,599,793
          Deferred tax assets         5,394,000                --           (494,000)               --         4,900,000
                                    -----------       -----------       ------------       -----------       -----------
                                    $ 8,518,006       $ 3,561,495       ($   494,000)      ($   20,708)      $11,564,793
                                    ===========       ===========       ============       ===========       ===========

 2001     Allowance for
            doubtful accounts       $    28,524       $    33,286       $         --       $        --       $    61,810
          Impairment loss                    --         3,062,196                 --                --         3,062,196
          Deferred tax assets         2,890,000                --          2,504,000                --         5,394,000
                                    -----------       -----------       ------------       -----------       -----------
                                    $ 2,918,524       $ 3,095,482       $  2,504,000       $        --       $ 8,518,006
                                    ===========       ===========       ============       ===========       ===========

 2000     Allowance for
            doubtful accounts       $    28,664                --                 --       $      (140)      $    28,524
          Deferred tax asset          2,357,000                --            533,000                --         2,890,000
                                    -----------       -----------       ------------       -----------       -----------
                                    $ 2,385,664       $        --       $    533,000       ($      140)      $ 2,918,524
                                    ===========       ===========       ============       ===========       ===========

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


                                        COX TECHNOLOGIES, INC.
                                        (Registrant)

July 29, 2002                           /s/ James L. Cox
                                        ----------------------------------------
                                        James L. Cox
                                        Chairman, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 29, 2002.

     /s/ James L. Cox                        /s/ Jack G. Mason
     -----------------------------           -----------------------------
     James L. Cox                            Jack G. Mason
     Chairman, President and                 Chief Financial Officer
     Chief Executive Officer                 and Secretary
     (Principal executive officer)           (Principal financial and
                                             accounting officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 29, 2002.

                      /s/ James L. Cox
                      ------------------------------------
                      James L. Cox
                      Chairman, President and
                      Chief Executive Officer

                      /s/ Brian D. Fletcher
                      ------------------------------------
                      Brian D. Fletcher
                      Chief Operating Officer and Director

                      /s/ George M. Pigott
                      ------------------------------------
                      George M. Pigott
                      Director

                      /s/ Kurt C. Reid
                      ------------------------------------
                      Kurt C. Reid
                      Chief Operating Officer and Director

                      /s/ Ben R. Rudisill, II
                      ------------------------------------
                      Ben R. Rudisill, II
                      Director

                      /s/ Robert D. Voigt
                      ------------------------------------
                      Robert D. Voigt
                      Director