Form 10-Q
period 2002-07-31
COX TECHNOLOGIES INC
filed 2002-09-16
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at September 11, 2002 ..............................................  25,878,082

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET                                                                     1

INDEX                                                                          2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets
       July 31, 2002 and April 30, 2002                                        3

     Consolidated Statements of Income
       Three Months Ended July 31, 2002 and 2001                               4

     Consolidated Statements of Changes in Stockholders' Equity
       Three Months Ended July 31, 2002 and 2001                               5

     Consolidated Statements of Cash Flows
       Three Months Ended July 31, 2002 and 2001                               6

     Notes to Consolidated Financial Statements                              7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           9-13

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      14

SIGNATURES                                                                    15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  July 31, 2002     April 30, 2002
                                                                  -------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    139,186      $    216,042
  Accounts receivable, less allowance for doubtful
    accounts of $65,316 at July 31, 2002 and $65,000
    at April 30, 2002                                                 1,007,263         1,072,935
  Inventory                                                           1,432,195         1,419,342
  Prepaid expenses                                                       23,732            44,832
                                                                   ------------      ------------
      TOTAL CURRENT ASSETS                                            2,602,376         2,753,151

Property and equipment, net                                             725,876           764,628
Property held for sale, net                                             300,000           300,000
Due from officer, net                                                    21,426            41,067
Other assets                                                             63,178            64,749
Patents                                                                 144,712           148,796
                                                                   ------------      ------------
      TOTAL ASSETS                                                 $  3,857,568      $  4,072,391
                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    623,173      $    658,123
  Short-term debt                                                       800,000         1,000,000
  Current portion of long-term debt                                   1,368,594         1,485,878
                                                                   ------------      ------------
      TOTAL CURRENT LIABILITIES                                       2,791,767         3,144,001

Long-term debt                                                        3,265,356         3,233,913
                                                                   ------------      ------------
      TOTAL LIABILITIES                                               6,057,123         6,377,914
                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 100,000,000 shares;
    issued and outstanding; 25,878,082 shares at July 31, 2002
    and 25,769,684 at April 30, 2002                                 22,240,710        22,132,312
  Paid in capital                                                       365,288           461,412
  Accumulated other comprehensive income (loss)                         (56,131)          (68,168)
  Accumulated deficit                                               (24,725,220)      (24,806,900)
  Less - Notes receivable for common stock                               24,202            24,179
                                                                   ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                                     (2,199,555)       (2,305,523)
                                                                   ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  3,857,568      $  4,072,391
                                                                   ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three Months Ended July 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
REVENUE:
  Sales                                          $  2,265,907      $  2,208,655
                                                 ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                     1,274,968         1,543,044
  General and administrative                          516,877           665,883
  Selling                                             237,069           402,738
  Depreciation and depletion                           77,521            75,010
  Amortization of patents and goodwill                 10,994            63,749
                                                 ------------      ------------
    TOTAL COSTS AND EXPENSES                        2,117,429         2,750,424
                                                 ------------      ------------
INCOME (LOSS) FROM OPERATIONS                         148,478          (541,769)
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
  Other income (expense)                               58,555           118,993
  Interest expense                                   (125,353)         (119,868)
                                                 ------------      ------------
    TOTAL OTHER INCOME (EXPENSE)                      (66,798)             (875)
                                                 ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                      81,680          (542,644)

Provisions for income taxes                                --                --
                                                 ------------      ------------
NET INCOME (LOSS)                                $     81,680      $   (542,644)
                                                 ============      ============
BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                      $        .00      $       (.02)
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               25,831,949        24,904,823

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                   Accumulated                                                    Subscribed
                                                      Other                                                         Stock
                                                  Comprehensive     Retained         Common        Paid in        Less Note
                                      Total       Income (Loss)     Earnings          Stock        Capital        Receivable
                                  ------------    ------------    ------------    ------------   ------------    ------------
Balance, April 30, 2001           $  2,528,355    $   (108,581)   $(19,643,854)   $ 21,267,448   $  1,044,473    $    (31,131)
Comprehensive income (loss) -
  Net income (loss)                   (542,644)             --        (542,644)             --             --              --
  Foreign currency
    translation adjustment              20,173          20,173              --              --             --              --
                                  ------------    ------------    ------------    ------------   ------------    ------------
Total comprehensive
  income (loss)                       (522,471)             --              --              --             --              --
Change in subscribed stock, net          1,145              --              --              --             --           1,145
                                  ------------    ------------    ------------    ------------   ------------    ------------
Balance, July 31, 2001            $  2,007,029    $    (88,408)   $(20,186,498)   $ 21,267,448   $  1,044,473    $    (29,986)
                                  ============    ============    ============    ============   ============    ============

Balance, April 30, 2002           $ (2,305,523)   $    (68,168)   $(24,806,900)   $ 22,132,312   $    461,412    $    (24,179)
Comprehensive income -
  Net income                            81,680              --          81,680              --             --              --
  Foreign currency
    translation adjustment              12,037          12,037              --              --             --              --
                                  ------------    ------------    ------------    ------------   ------------    ------------
Total comprehensive
  income                                93,717              --              --              --             --              --
Common stock issued                     12,274              --              --         108,398        (96,124)             --
Change in subscribed stock, net            (23)             --              --              --             --             (23)
                                  ------------    ------------    ------------    ------------   ------------    ------------
Balance, July 31, 2002            $ (2,199,555)   $    (56,131)   $(24,725,220)   $ 22,240,710   $    365,288    $    (24,202)
                                  ============    ============    ============    ============   ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                        2002             2001
                                                     ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  81,680        $(542,644)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                          77,521           75,010
    Amortization of patents and goodwill                10,994           63,749
    Increase in allowance for doubtful accounts            316               --
    Other                                               (5,655)           3,043
    Decrease in valuation adjustment                    19,641            3,571
                                                     ---------        ---------
                                                       184,497         (397,271)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                               65,672           (8,134)
      Inventory                                        (12,853)         207,202
      Prepaid expenses                                  21,100            1,053
    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses            (34,950)          87,460
                                                     ---------        ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        223,466         (109,690)
                                                     ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (38,769)          (6,627)
                                                     ---------        ---------
CASH USED IN INVESTING ACTIVITIES                      (38,769)          (6,627)
                                                     ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                         12,274               --
  Repayment on notes payable - Long-term debt          (85,841)          (4,653)
  Repayment on notes payable - Short-term debt        (200,000)              --
  Subscriptions receivable                                 (23)           1,145
  Amounts borrowed under short-term debt                    --          100,000
                                                     ---------        ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (273,590)          96,492
                                                     ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 12,037           20,173
                                                     ---------        ---------
NET INCREASE (DECREASE) IN CASH                        (76,856)             348

CASH AND CASH EQUIVALENTS, beginning of period         216,042           43,620
                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, end of period             $ 139,186        $  43,968
                                                     =========        =========
Supplemental Cash Flow Information

Interest paid                                        $  49,728        $  51,118
Income taxes paid                                    $      --        $      --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cox Technologies, Inc. and its wholly owned subsidiary, Vitsab Sweden, AB, a Swedish corporation, and Cox Recorders Australia, Ltd., Pty., a 95% owned Australian distribution company (collectively "the Company"), engage in the business of producing and distributing transit temperature recording instruments, both in the United States and internationally.

     The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Cox Technologies, Inc. 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"), SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and SFAS No. 143, "Accounting for Asset Retirement" (SFAS No. 143). In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets: (SFAS No. 144).

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

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. The Company expects to adopt the provisions of SFAS No. 143 effective May 1, 2003. The Company believes the adoption of the provisions of this statement will not have a significant effect on its financial position or results of operations.

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 were adopted effective May 1, 2002. There was no significant effect on financial position or results of operations as a result of adopting these provisions.

NOTE A - INVENTORY

Inventory at the respective balance sheet dates consists of the following:

                                               July 31, 2002      April 30, 2002
                                               -------------      --------------
Raw materials                                   $  395,965          $  377,478
Work-in-progress                                   155,503             143,339
Finished goods                                     880,727             898,525
                                                ----------          ----------
                                                $1,432,195          $1,419,342
                                                ==========          ==========

NOTE B - DEBT

     On July 13, 2000 the Company entered into a five-year term loan ("Term Loan") with its primary lender, RBC Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short-term debt of approximately $1,177,000 and the remainder was used for working capital.

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

     The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2002, the Company executed (a) an amendment to the original Revolving Loan Agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from Prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified agreements until January 31, 2002, so long as the company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002.

     The Company had borrowed $1,000,000 related to this line of credit at April 30, 2002. On June 7, 2002, the Company paid $200,000 down on the amount outstanding on this line of credit, leaving a balance of $800,000.

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

     Effective July 31, 2002, the Company executed documents with Centura that extended the maturity date of all three notes to October 31, 2002 and decreased the amount available on the line of credit from $1,000,000 to the then outstanding balance of $800,000. The Company is currently in discussions with Centura and other asset-based lenders in an attempt to modify all loan agreements before October 31, 2002 to extend the maturity dates. As a result, these loans have been classified as current portion of long-term debt.

NOTE C - RELATED PARTY TRANSACTIONS

     In March 2000 the Company entered into an agreement with Technology Investors, LLC ("TI") whereby the Company issued to TI a 10% subordinated convertible promissory note due March 10, 2005 in the amount of $2,500,000 for cash. The principal amount of the note and interest accrued thereon are convertible, at the option of holder into shares of the Company's Common Stock at a conversion price of $1.25 per share. At July 31, 2002, the principal and accrued interest of $3,100,625 would be converted into 2,480,500 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the note.

     In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company. In connection for their services they each were to receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of up to 10 years. In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.59 per share for a period of up to 10 years. In fiscal 2002, Mr. Fletcher and Mr. Reid each received stock options to purchase 800,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. On July 23, 2001, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid. Retroactive to January 1, 2001, they each were to receive compensation of $100,000 annually, payable quarterly in shares of the Company's Common Stock valued at the average daily closing price during the quarter. During fiscal 2002, Mr. Fletcher and Mr. Reid were paid $75,000 of salary in unrestricted shares of the Company's Common Stock at an average market price of $.35 per share under this structure. Approved by the Board of Directors on December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their annual compensation to $1 effective October 1, 2001.

     On March 15, 2002, the Compensation Committee of the Board of Directors approved a compensation structure, effective March 1, 2002, whereby Mr. Fletcher and Mr. Reid will be compensated based on the actual monthly cash flow and quarterly net income generated by the Company. The maximum annual compensation will be capped at $210,000 each. During fiscal 2002, Mr. Fletcher and Mr. Reid were compensated $7,500 each under this structure. During fiscal 2003, Mr. Fletcher and Mr. Reid each have been compensated $15,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF OPERATIONS FOR 2003 AND 2002

     The Company operates in one reporting segment that involves the production and distribution of temperature recording and monitoring devices, including the Cox1 graphic temperature recorder, DataSource(R) and Tracer(R) electronic data loggers, Vitsab(R) visual indicator tags and probes and related products (referred to as "Temperature Recorder Operations" as a group).

     TEMPERATURE RECORDER OPERATIONS

     Revenues from sales increased $57,252, or 3%, for the three-month period ended July 31, 2002 as compared to the same period as last year. This increase is primarily due to an increase in the sales of DataSource(R), Tracer(R) and Vitsab(R) products, offset by a decrease in Cox1 product sales and a decrease in average sales price for each of these products. Sales of Cox1 units decreased 11% for the three-month period ended July 31, 2002 as compared to the same period last year and the average sales price decreased 3%. Sales of DataSource(R) units increased 96% for the three-month period ended July 31, 2002 as compared to the same period last year, slightly offset by a 6% decrease in average sales price. Sales of Tracer(R) units increased 63% for the three-month period ended July 31, 2002 as compared to the same period last year and the average sales price decreased 4%. Vitsab(R) unit sales increased 90% for the three-month period ended July 31, 2002 as compared to the same period last year and the average sales price increased 144%. The sale of graphic recorders represented $1,651,304 or 73% of total revenues for the three-month period ended July 31, 2002 as compared to $1,911,959 or 87% in the same period last year. The sales of electronic data loggers represented $492,386 or 22% of total revenues for the three-month period ended July 31, 2002 as compared to $276,001 or 12% in the same period last year. The sale of Vitsab(R) products represented $45,204 or 2% of total revenues for the three-month period ending July 31, 2002 as compared to $9,774 or less than 1% in the same period last year. The sale of probes and related products represented $30,535 or 1% for the three-month period ended July 31, 2002 as compared to $40,482 or 2% in the same period last year. The sale of oil and other miscellaneous products represented the balance. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects units sales for its primary products to remain constant, or in the case of electronic data loggers, increase in future periods.

     Cost of sales for the three-month period ended July 31, 2002 decreased $268,076, or 17% as compared to the same period last year. The decrease is due to decreasing labor and benefit costs, supplies used in the manufacturing process and a reduction in the price that the Company now pays for raw material components and labor costs, offset slightly by increased shipping expenses and retriever fees.

     During fiscal 2002, the Company contracted with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. This location is supplying approximately 50% of the total number of units being utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Company plans to continue assembling special use Cox1 units in the Belmont facility. The Belmont facility will also continue to manufacture and assemble a certain percentage of the base Cox1 units. If necessary, the production capabilities of the Belmont facility can easily be expanded to meet the total demand for all Cox1 units. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

     General and administrative expenses for the three months ended July 31, 2002 decreased $149,006, or 22%, as compared to the same period last year. The decrease is due to lower costs associated with legal fees, professional services, insurance and benefits expenses and salaries, partially offset by increases in accounting services and servicing securities.

     Selling expense decreased $165,669, or 41% for the three months ended July 31, 2002 as compared to the same period last year. The decrease in the three-month period is primarily due to lower sales salaries, insurance and benefits expenses, commissions, trade shows, partially offset by increases in travel expenses.

     Depreciation and depletion expense increased $2,511, or 3% for the three-month period as compared to the same period last year due to increased equipment purchases. All depletion expenses associated with the oilfield operations were written off as a loss on impairment in the fourth quarter of fiscal 2001. As a result, no additional depletion expense is being recorded.

     Amortization of patents and goodwill decreased $52,755, or 83% for the three months ended July 31, 2002 as compared to the same period last year. This decrease resulted from all goodwill related to the acquisition of Vitsab Sweden, AB being evaluated and written off as a loss on impairment in the fourth quarter of fiscal 2002.

     Other income decreased $60,438, or 51% for the three months ended July 31, 2002 as compared to the same period last year. This decrease is primarily related to the decrease in the amount of the payments received as a result of a revision in the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The details of this agreement are more fully discussed in Liquidity and Capital Resources. During the three months ended July 31, 2002, the Company recorded as other income a $25,000 non-refundable deposit received for executing a purchase and sale agreement for the oil well subleases as discussed later in this section.

     Interest expense increased $5,485, or 5% for the three-month period as compared to the same period last year. The primary reason for this increase is the interest accrued on the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit and notes with RBC Centura Bank, offset slightly by a decrease in interest related to leased equipment.

     The decrease in property and equipment of $38,752, net of depreciation, is primarily due to depreciation, partially offset by the purchase of tooling, machinery and equipment, and leasehold improvements.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company derives cash from operations, equity sales, and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations is not adequate to meet cash requirements and commitments of the Company. The Company may enter into equity, debt or other financing arrangements to meet its general working capital needs.

     On July 13, 2000 the Company entered into a five-year term loan ("Term Loan") with its primary lender, RBC Centura Bank ("Centura") in the amount of $1,190,000. The Company used the proceeds of the Term Loan to retire short- term debt of approximately $1,177,000 and the remainder was used for working capital.

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

     The principal of the Revolving Loan was due on September 2, 2001. On October 30, 2001 the Company executed a note modification agreement with Centura that extended the maturity date of the Revolving Loan to November 2, 2001. On November 29, 2002, the Company executed (a) an amendment to the original Revolving Loan Agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from Prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified agreements until January 31, 2002, so long as the company continues to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002.

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

     Effective July 31, 2002, the Company executed documents with Centura that extended the maturity date of all three notes to October 31, 2002 and decreased the amount available on the line of credit from $1,000,000 to the then outstanding balance of $800,000. The Company is currently in discussions with Centura and other asset-based lenders in an attempt to modify all loan agreements before October 31, 2002 to extend the maturity dates. As a result, these loans have been classified as current portion of long-term debt.

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

     On October 18, 2001 the Company entered into a verbal agreement with the Purchaser to extend the agreement through February 2002, and then on a month-to-month basis, with a requirement that each party provide a two month notice to cancel the agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. All of the other terms and conditions in the agreement remain the same. On April 15, 2002, the Purchaser notified the Company that he was terminating the agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the agreement until September 15, 2002, and then on a month-to-month basis, with a requirement that each party provide a 30-day notice to cancel the agreement. The Purchaser will continue to pay the Company $17,000 a month while the agreement is in place. All of the other terms and conditions in the agreement remain the same. If the Purchaser does not execute the purchase option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB. In March 2002, the Company notified the landlord in Sweden that it would not be renewing its lease that expires on December 31, 2002.

     As discussed in the Form 10-K for the fiscal year ended April 30, 2002, the Company's entire Vitsab(R) operation is largely dependent on one customer and that management could not, at that time, predict whether that customer's pilot program would be successful or if that customer would continue to use the Vitsab(R) product. On September 5, 2002 the Company received notification from that customer it was not going to continue with the pilot program. The Company also received notification from the largest user of Vitsab(R) products in that customer's pilot program that they will continue to purchase and use the Vitsab(R) product in their operations. Although the Company continues to manufacture and sell the Vitsab(R) products to the largest user in the pilot program and other smaller-volume customers, management cannot predict how long it will continue to manufacture and sell the Vitsab(R)products.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following is unregistered stock issued during the three months ended July 31, 2002.

     Pursuant to an April 10, 2001 agreement between the Company and BEN Acquisition, LLC, under which they agreed to amend for consideration an agreement dated June 23, 2000, the Company issued 10,000 shares of restricted stock to each of the three partners. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K:

          The Company filed on September 10, 2002 a Current Report on Form 8-K disclosing that the Company had received notification from the customer conducting the pilot program with regards to the Company's Vitsab(R) product that the customer was not going to continue using the Company's Vitsab(R) product in its operations. The Company also received notification from the largest user of the Vitsab(R) products in that customer's pilot program that they will continue to purchase and use the Vitsab(R) product in their operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COX TECHNOLOGIES, INC.
                                   (Registrant)


Date: 9-16-02                      /s/ James L. Cox
      -------                      -----------------------------
                                   James L. Cox
                                   Chairman, President and
                                   Chief Executive Officer

Date: 9-16-02                      /s/ Jack G. Mason
      -------                      ----------------------------
                                   Jack G. Mason
                                   Chief Financial Officer
                                   and Secretary

       CERTIFICATE OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

     This Certificate is being delivered pursuant to the requirements of Section 1350 of Chapter 63 (Mail Fraud) of Title 18 (Crimes and Criminal Procedures) of the United States Code and shall not be relied on by any person for any other purpose.

     The undersigned, who are the Chief Executive Officer and Chief Financial Officer and Secretary, respectively, of Cox Technologies, Inc. (the "Company"), hereby each certify as follows:

     The Quarterly Report on Form 10-Q of the Company (the "Report"), which accompanies this Certificate, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated this 16th day of September, 2002.

                                   /s/ James L. Cox
                                   ---------------------------
                                   James L. Cox
                                   Chairman, President and
                                   Chief Executive Officer


                                   /s/ Jack G. Mason
                                   ---------------------------
                                   Jack G. Mason
                                   Chief Financial Officer
                                   and Secretary