Form 10-Q
period 2002-10-31
COX TECHNOLOGIES INC
filed 2002-12-20
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ........... to ............

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at December 12, 2002 ...............................................  25,889,094

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

FACE SHEET                                                                     1

INDEX                                                                          2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets (Unaudited)
       October 31, 2002 and April 30, 2002                                     3

     Consolidated Statements of Income (Unaudited)
       Three Months and Six Months Ended October 31, 2002 and 2001         4 - 5

     Consolidated Statements of Changes in Stockholders' Equity
       (Unaudited) Six Months Ended October 31, 2002 and 2001                  6

     Consolidated Statements of Cash Flows (Unaudited)
       Three Months and Six Months Ended October 31, 2002 and 2001         7 - 8

     Notes to Consolidated Financial Statements                           9 - 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 12 - 17

ITEM 4. CONTROLS AND PROCEDURES                                               17

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      17

SIGNATURES                                                                    18

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                      19

CERTIFICATION OF CHIEF FINANCIAL OFFICER                                      20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       October 31, 2002    April 30, 2002
                                                                       ----------------    --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $    162,475       $    216,042
  Accounts receivable, less allowance for doubtful
    accounts of $59,682 at October 31, 2002 and $65,000
    at April 30, 2002                                                         820,295          1,072,935
  Inventory                                                                 1,432,631          1,419,342
  Notes receivable                                                            175,000                 --
  Prepaid expenses                                                             21,176             44,832
                                                                         ------------       ------------
      TOTAL CURRENT ASSETS                                                  2,611,577          2,753,151

Property and equipment, net                                                   670,427            764,628
Property held for sale, net                                                        --            300,000
Due from officer, net                                                          10,713             41,067
Other assets                                                                   62,207             64,749
Patents                                                                       137,023            148,796
                                                                         ------------       ------------

      TOTAL ASSETS                                                       $  3,491,947       $  4,072,391
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $    540,753       $    658,123
  Short-term debt                                                             800,000          1,000,000
  Current portion of long-term debt                                         1,257,786          1,485,878
                                                                         ------------       ------------
      TOTAL CURRENT LIABILITIES                                             2,598,539          3,144,001

Long-term debt                                                              3,295,661          3,233,913
                                                                         ------------       ------------

      TOTAL LIABILITIES                                                     5,894,200          6,377,914
                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 100,000,000 shares; issued and outstanding; 25,889,094 shares at October 31, 2002 and
    25,769,684 at April 30, 2002                                           22,251,722         22,132,312
  Paid in capital                                                             355,406            461,412
  Accumulated other comprehensive income (loss)                               (49,691)           (68,168)
  Accumulated deficit                                                     (24,935,062)       (24,806,900)
  Less - Notes receivable for common stock                                     24,628             24,179
                                                                         ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                                           (2,402,253)        (2,305,523)
                                                                         ------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,491,947       $  4,072,391
                                                                         ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended October 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
REVENUE:
  Sales                                         $  2,040,459       $  2,213,633
                                                ------------       ------------

COSTS AND EXPENSES:
  Cost of sales                                    1,171,233          1,247,633
  General and administrative                         606,611            737,951
  Selling                                            301,601            337,318
  Depreciation and depletion                          78,344             87,502
  Amortization of patents and goodwill                10,994             63,749
                                                ------------       ------------
    TOTAL COSTS AND EXPENSES                       2,168,783          2,474,153
                                                ------------       ------------

INCOME (LOSS) FROM OPERATIONS                       (128,324)          (260,520)
                                                ------------       ------------

OTHER INCOME (EXPENSE):
  Other income (expense)                              36,202             34,310
  Interest expense                                  (117,720)          (114,506)
                                                ------------       ------------
    TOTAL OTHER INCOME (EXPENSE)                     (81,518)           (80,196)
                                                ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                   (209,842)          (340,716)

Provisions for income taxes                               --                 --
                                                ------------       ------------

NET INCOME (LOSS)                               $   (209,842)      $   (340,716)
                                                ============       ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                     $       (.01)      $       (.01)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                    25,885,423         25,191,936

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Six Months Ended October 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
REVENUE:
   Sales                                        $  4,306,366       $  4,422,288
                                                ------------       ------------

COSTS AND EXPENSES:
   Cost of sales                                   2,446,201          2,790,677
   General and administrative                      1,123,488          1,403,834
   Selling                                           538,670            740,056
   Depreciation and depletion                        155,865            162,512
   Amortization of patents and goodwill               21,988            127,498
                                                ------------       ------------
     TOTAL COSTS AND EXPENSES                      4,286,212          5,224,577
                                                ------------       ------------

INCOME (LOSS) FROM OPERATIONS                         20,154           (802,289)
                                                ------------       ------------
OTHER INCOME (EXPENSE):
   Other income (expense)                             94,757            153,303
   Interest expense                                 (243,073)          (234,374)
                                                ------------       ------------
     TOTAL OTHER INCOME (EXPENSE)                   (148,316)           (81,071)
                                                ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                   (128,162)          (883,360)

Provisions for income taxes                               --                 --
                                                ------------       ------------

NET INCOME (LOSS)                               $   (128,162)      $   (883,360)
                                                ============       ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                     $        .00       $       (.04)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                    25,858,686         25,048,379

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                     Accumulated
                                                        Other                                                           Subscribed
                                                    Comprehensive                                                         Stock
                                                       Income          Retained          Common         Paid in         Less Note
                                       Total           (Loss)          Earnings           Stock         Capital         Receivable
                                   ------------     ------------     ------------     ------------    ------------     ------------
Balance, April 30, 2001            $  2,528,355     $   (108,581)    $(19,643,854)    $ 21,267,448    $  1,044,473     $    (31,131)
Comprehensive income (loss) -
  Net income (loss)                    (883,360)              --         (883,360)              --              --               --
  Foreign currency
    translation adjustment               17,195           17,195               --               --              --               --
                                   ------------
Total comprehensive
  income (loss)                        (866,165)              --               --               --              --               --
Common stock issued                     203,700               --               --          585,041        (381,341)              --

Change in subscribed stock, net           5,985               --               --               --              --            5,985
                                   ------------     ------------     ------------     ------------    ------------     ------------
Balance, October 31, 2001          $  1,871,875     $    (91,386)    $(20,527,214)    $ 21,852,489    $    663,132     $    (25,146)
                                   ============     ============     ============     ============    ============     ============

Balance, April 30, 2002            $ (2,305,523)    $    (68,168)    $(24,806,900)    $ 22,132,312    $    461,412     $    (24,179)
Comprehensive income -
  Net income (loss)                    (128,162)              --         (128,162)              --              --               --
  Foreign currency
    translation adjustment               18,477           18,477               --               --              --               --
                                   ------------
Total comprehensive
  income (loss)                        (109,685)              --               --               --              --               --
Common stock issued                      13,404               --               --          119,410        (106,006)              --

Change in subscribed stock, net            (449)              --               --               --              --             (449)
                                   ------------     ------------     ------------     ------------    ------------     ------------
Balance, October 31, 2002          $ (2,402,253)    $    (49,691)    $(24,935,062)    $ 22,251,722    $    355,406     $    (24,628)
                                   ============     ============     ============     ============    ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three Months Ended
                                                               October 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $(209,842)    $(340,716)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                             78,344        87,502
    Amortization of patents and goodwill                   10,994        63,749
    Decrease in allowance for doubtful accounts            (5,634)           --
    Non-depreciable asset                                      --       (68,843)
    Other                                                   3,300           311
    (Increase) decrease in valuation adjustment            10,713        (1,786)
                                                        ---------     ---------
                                                         (112,125)     (259,783)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                 186,968        (6,381)
      Inventory                                              (436)       (3,563)
      Prepaid expenses                                      2,556         7,394
      Notes receivable                                   (175,000)           --

    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses               (82,420)        8,564
                                                        ---------     ---------
CASH USED IN OPERATING ACTIVITIES                        (180,457)     (253,769)
                                                        ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (22,895)       (9,545)
  Sale of property held for sale                          300,000            --
                                                        ---------     ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           277,105        (9,545)
                                                        ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                             1,130       203,700
  Repayment on notes payable - Long-term debt             (80,503)      (30,377)
  Subscriptions receivable                                   (426)        4,840
  Amounts borrowed under short-term debt                       --        76,657
                                                        ---------     ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (79,799)      254,820
                                                        ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     6,440        (2,978)
                                                        ---------     ---------
NET INCREASE (DECREASE) IN CASH                            23,289       (11,472)

CASH AND CASH EQUIVALENTS, beginning of period            139,186        43,968
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                $ 162,475     $  32,496
                                                        =========     =========

Supplemental Cash Flow Information

Interest paid                                           $  41,977     $  45,756
Income taxes paid                                       $      --     $      --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six Months Ended
                                                               October 31,
                                                        -----------------------
                                                          2002          2001
                                                        ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                     ($128,162)    ($883,360)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and depletion                            155,865       162,512
    Amortization of patents and goodwill                   21,988       127,498
    Decrease in allowance for doubtful accounts            (5,318)           --
    Non-depreciable asset                                      --       (68,843)
    Other                                                  (2,355)        3,354
    Decrease in valuation adjustment                       30,354         1,785
                                                        ---------     ---------
                                                           72,372      (657,054)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                 252,640       (14,515)
      Inventory                                           (13,289)      203,639
      Prepaid expenses                                     23,656         8,447
      Notes receivable                                   (175,000)           --

    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses              (117,370)       96,024
                                                        ---------     ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            43,009      (363,459)
                                                        ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (61,664)      (16,172)
  Sale of property held for sale                          300,000            --
                                                        ---------     ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           238,336       (16,172)
                                                        ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                            13,404       203,700
  Repayment on notes payable - Long-term debt            (166,344)      (35,030)
  Repayment on notes payable - Short-term debt           (200,000)           --
  Subscriptions receivable                                   (449)        5,985
  Amounts borrowed under short-term debt                       --       176,657
                                                        ---------     ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (353,389)      351,312
                                                        ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    18,477        17,195
                                                        ---------     ---------
NET DECREASE IN CASH                                      (53,567)      (11,124)

CASH AND CASH EQUIVALENTS, beginning of period            216,042        43,620
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                $ 162,475     $  32,496
                                                        =========     =========

Supplemental Cash Flow Information

Interest paid                                           $  91,705     $  96,874
Income taxes paid                                       $      --     $      --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cox Technologies, Inc. and its wholly owned subsidiary, Vitsab Sweden, AB, a Swedish corporation, and Cox Recorders Australia, Pty., Ltd., a 95% owned Australian distribution company (collectively "the Company"), engage in the business of producing and distributing transit temperature recording instruments, both in the United States and internationally.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"), SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and SFAS No. 143, "Accounting for Asset Retirement" (SFAS No. 143). In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 were adopted effective May 1, 2002. However, as the Company had recognized a loss on impairment of goodwill during the fourth quarter of fiscal 2002, the adoption of the provisions of SFAS No. 142 had no significant effect on its financial position or results of operations.

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

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 were adopted effective May 1, 2002. There was no significant effect on the Company's financial position or results of operations as a result of adopting these provisions.

NOTE A - INVENTORY

Inventory at the respective balance sheet dates consists of the following:

                                             October 31, 2002     April 30, 2002
                                             ----------------     --------------
Raw materials                                   $  312,087          $  377,478
Work-in-progress                                   155,380             143,339
Finished goods                                     965,164             898,525
                                                ----------          ----------
                                                $1,432,631          $1,419,342
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

     Centura also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company has advanced approximately $842,000 in progress payments on the cost of both pieces of equipment, of which $464,000 was advanced directly by Centura. Through January 31, 2002, the Company had accrued and paid approximately $57,000 of interest related to the progress payments made by Centura on behalf of the Company. Pursuant to the lease agreement relating to the equipment, the Company was to receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease. If needed, Centura had agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

     In November 2001, the Company met with representatives of the engineering firm that designed, and was in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems prevent the engineering firm from delivering a machine that meets the Company's production requirements at the agreed upon fees. It was also noted that the engineering firm could not continue to work on the technical problems without the infusion of approximately $300,000 of additional funds by the Company. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current state of development. The date of completion of the new production equipment, if ever, will be determined at a later date. The engineering firm also offered the use of its engineering staff to increase the efficiency of the Company's existing two units of production equipment and improve the quality of the Vitsab(R) product being produced. If needed, the Company has two units of production equipment, located at its plant in Malmo, Sweden, to support the Vitsab(R) production requirements.

     The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease was to commence upon the delivery of the equipment. As a result of the indefinite delay in the design and construction of the equipment, the

Company and Centura agreed to execute documents on February 21, 2002 that converted the $464,000 advanced under the lease by Centura to a five-year term loan ("Lease Loan"), effective January 31, 2002. The executed documents also incorporated the note into the Modified Agreements. The interest rate on the note is the 30-day LIBOR plus 500 basis points per annum, with monthly payments of $7,700 plus accrued interest. The maturity date of the note is July 31, 2002.

     Effective July 31, 2002, the Company executed documents with Centura that extended the maturity date of the Term Loan, the Revolving Loan and the Lease Loan ("Loans") to October 31, 2002 and decreased the amount available on the Revolving Loan from $1,000,000 to the then outstanding balance of $800,000. The Company began discussions with Centura and a group of asset-based lenders in an attempt to modify the Loans before October 31, 2002 to extend the maturity dates. As a result, the Term Loan and Lease Loan have been classified as current portion of long-term debt.

     Effective October 31, 2002, the Company executed documents with Centura that extended the maturity date of the Loans to March 15, 2003. Under this new arrangement, the Company will continue paying the current monthly principal payments plus accrued interest on the Loans during this forbearance period. This extension will give the Company additional time to procure additional funding, either debt or equity, that will allow the Company to decrease the amount owed to Centura by at least $450,000. The Company is currently in discussions with various asset-based lenders and private investors in an effort to secure the required additional funding. Through the monthly principal payments, plus the additional funding and the receipt of structured payments from the recent sale of the oilfield subleases, the Company must lower the total amount owed to Centura to $1,215,000 by March 15, 2003. If this target is obtained, Centura has agreed to amortize the remaining balance over a fixed period of time so that the amount of the new monthly principal payments will remain approximately equal to the total of the current monthly principal payments. Centura has also indicated their intent to decrease the rate of interest accruing on the new loan as the Company meets certain target balances.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to the Loans.

NOTE C - RELATED PARTY TRANSACTIONS

     In March 2000 the Company entered into an agreement with Technology Investors, LLC ("TI") whereby the Company issued to TI a 10% subordinated convertible promissory note due March 10, 2005 in the amount of $2,500,000 for cash. The principal amount of the note and interest accrued thereon are convertible, at the option of holder into shares of the Company's Common Stock at a conversion price of $1.25 per share. At October 31, 2002, the principal and accrued interest of $3,176,250 would be converted into 2,541,000 shares of the Company's Common Stock. Brian D. Fletcher and Kurt C. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the note.

     In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company and share the role of Chief Operating Officer of the Company. In connection for their services they each were to receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of up to 10 years. In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.59 per share for a period of up to 10 years. In fiscal 2002, Mr. Fletcher and Mr. Reid each received stock options to purchase 800,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. On July 23, 2001, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid. Retroactive to January 1, 2001, they each were to receive compensation of $100,000 annually, payable quarterly in shares of the Company's Common Stock valued at the average daily closing price during the quarter. During fiscal 2002, Mr. Fletcher and Mr. Reid were paid $75,000 of salary in unrestricted shares of the Company's Common Stock at an average market price of $.35 per share under this structure. Approved by the Board of Directors on December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their annual compensation to $1 effective October 1, 2001.

     On March 15, 2002, the Board of Directors approved a compensation structure, effective March 1, 2002, whereby Mr. Fletcher and Mr. Reid would be compensated based on the actual monthly cash flow and quarterly net income generated by the Company. The maximum annual compensation would be capped at $210,000 each. During fiscal 2002, Mr. Fletcher and Mr. Reid were compensated $7,500 each under this structure. During fiscal 2003, Mr. Fletcher and Mr. Reid each have been compensated $45,668 under this structure.

     On November 9, 2002, the Board of Directors approved a revised compensation structure for Mr. Fletcher and Mr. Reid effective November 1, 2002. Under the new structure, 50% of the amount owed but not paid under the previous compensation structure will be paid in equal installments to Mr. Fletcher and Mr. Reid over the next six months. The amount owed totaled approximately $104,000. The Board of Directors also fixed the annual salary of Mr. Fletcher and Mr. Reid at $100,000 each effective November 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF OPERATIONS FOR 2003 AND 2002

     The Company operates in one reporting segment that involves the production and distribution of temperature recording and monitoring devices, including the Cox1 graphic temperature recorder, DataSource(R) and Tracer(R) electronic data loggers, Vitsab(R) visual indicator tags, and temperature probes and related products (referred to as "Temperature Recorder Operations" as a group).

     TEMPERATURE RECORDER OPERATIONS

     Revenues from sales decreased $173,174, or 8% and $115,922, or 3% for the three and six months ended October 31, 2002 as compared to the same periods as last year. Sales of Cox1 units decreased 17% and 14% for the three and six months ended October 31, 2002 as compared to the same periods last year and the average sales price decreased 6% and 5%, respectively. Sales of DataSource(R) units increased 52% and 72% for the three and six months ended October 31, 2002 as compared to the same periods last year and the average sales price decreased 1% and 3% for the same periods. Sales of Tracer(R) units increased 38% and 48% for the three and six months ended October 31, 2002 as compared to the same periods last year and the average sales price decreased 16% and 11% for the same periods. Vitsab(R) unit sales increased 491% and 255% for the three and six months ended October 31, 2002 as compared to the same periods last year and the average sales price decreased 9% for the three-month period and increased 42% for the six-month period. The sale of graphic recorders represented $1,435,708 and $3,087,012, or 70% and 72%, for the three and six months ended October 31, 2002 of total revenues as compared to $1,844,659 and $3,756,618, or 83% and 85%, in the same periods last year. The sales of electronic data loggers represented $464,665 and $957,051, or 23% and 22%, for the three and six months periods ended October 31, 2002 of total revenues as compared to $332,613 and $608,614, or 15% and 14%, in the same periods last year. The sale of Vitsab(R) products represented $69,530 and $114,734, or 3%, for the three and six months ended October 31, 2002 of total revenues as compared to $12,990 and $22,764, or less than 1%, in the same periods last year. The sale of temperature probes and related products represented $39,791 and $70,326, or 2%, for the three and six months ended October 31, 2002 of total revenues as compared to $36,038 and $76,520, or 2%, in the same periods last year. The sale of oil and other miscellaneous products represented the balance. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects units sales for its primary products to remain constant, or in the case of electronic data loggers, increase in future periods.

     Cost of sales decreased $76,400 and $344,476, or 6% and 12%, respectively, for the three and six months ended October 31, 2002 as compared to the same periods last year. The decrease in both periods is due to decreasing labor and benefit costs, supplies used in the manufacturing process and a reduction in the price that the Company now pays for raw material components, offset slightly by increased repairs and maintenance expense and retriever fees.

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

     General and administrative expenses for the three and six months ended October 31, 2002 decreased $131,340 and $280,346, or 18% and 20%, respectively, as compared to the same periods last year. The decrease in both periods is due to lower costs associated with legal fees, professional services and outside consulting, health insurance, office supplies and telephone expenses, partially offset by increases in directors and officers insurance, computer and postage expenses. The three-month period includes an increase in salary expense related to the previously mentioned revised compensation structure for Mr. Fletcher and Mr. Reid.

     Selling expense decreased $35,717 and $201,386, or 11% and 27%, respectively, for the three and six months ended October 31, 2002 as compared to the same periods last year. The decrease in the both periods is primarily due to lower sales salaries, health insurance, commissions, automobile expenses, outside consultants, shipping and telephone expenses, partially offset by increases in advertising expenses and outside services. The three-month period also includes an increase in promotional and trade show expenses.

     Depreciation and depletion expense decreased $9,158 and $6,647, or 10% and 4%, respectively, for the three and six months ended October 31, 2002 as compared to the same periods. All depletion expenses associated with the oilfield operations were written off as a loss on impairment in the fourth quarter of fiscal 2001. As a result, no additional depletion expense is being recorded.

     Amortization of patents and goodwill decreased $52,755 and $105,510, or 83%, for the three and six-months ended October 31, 2002 as compared to the same periods last year. This decrease resulted from all goodwill related to the acquisition of Vitsab Sweden, AB being evaluated and written off as a loss on impairment in the fourth quarter of fiscal 2002.

     Other income increased $1,892, or 6%, for the three months ended October 31, 2002 as compared to the same period last year. This increase is primarily related to the reversal of the accrued finance charges in the previous year and the gain of $19,504 related to the disposal of the oilfield subleases, offset by the reversal of the non-refundable deposit received for executing a purchase and sale agreement for the oil will subleases as discussed in Liquidity and Capital Resources. Other income decreased $58,546 or 38% for the six months ended October 31, 2002 due primarily to a decrease in the amount of the payments received as a result of a revision in the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. Details of this agreement are discussed in Liquidity and Capital Resources.

     Interest expense increased $3,214 and $8,699, or 3% and 4%, for the three and six months ended October 31, 2002 as compared to the same periods last year. The primary reason for this increase is the interest accrued on the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit and notes with RBC Centura Bank, offset slightly by a decrease in interest related to leased equipment.

     The decrease in accounts receivable of $252,640, or 24%, is primarily due to the lower sales during the quarter and enhanced collection efforts related to past due receivables.

     The increase in notes receivable of $175,000 is related to the promissory note related to the sale of the oilfield subleases as more fully discussed in Liquidity and Capital Resources.

     Property held for sale decreased $300,000 due to the sale of the oilfield subleases on September 30, 2002. Details of this transaction are discussed in Liquidity and Capital Resources.

     The decrease in property and equipment of $94,201, net of depreciation, is primarily due to depreciation, partially offset by the purchase of tooling, machinery and equipment, and leasehold improvements.

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

     Initial principal payments of $9,920, in addition to accrued interest, were due monthly from August 2, 2000 to July

2, 2001. The rate of interest on the Term Loan is Centura's prime rate plus ..625% per annum. Thereafter, principal payments of $22,312.50, in addition to accrued interest, are due monthly until July 13, 2005.

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

         Centura also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company has advanced approximately $842,000 in progress payments on the cost of both pieces of equipment, of which $464,000 was advanced directly by Centura. Through January 31, 2002, the Company had accrued and paid approximately $57,000 of interest related to the progress payments made by Centura on behalf of the Company. Pursuant to the lease agreement relating to the equipment, the Company was to receive the amount of its progress payments upon delivery and acceptance of the equipment and the closing of the lease. If needed, Centura had agreed to loan the Company the total amount of progress payments made by the Company for a minimum of 90 days at an interest rate of prime plus 1% per annum.

         In November 2001, the Company met with representatives of the engineering firm that designed, and was in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems prevent the engineering firm from delivering a machine that meets the Company's production requirements at the agreed upon fees. It was also noted that the engineering firm could not continue to work on the technical problems without the infusion of approximately $300,000 of additional funds by the Company. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current state of development. The date of completion of the new production equipment, if ever, will be determined at a later date. The engineering firm also offered the use of its engineering staff to increase the efficiency of the Company's existing two units of production equipment and improve the quality of the Vitsab(R) product being produced. If needed, the Company has two units of production equipment, located at its plant in Malmo, Sweden, to support the Vitsab(R) production requirements.

         The cost of the equipment related to the first lease is approximately $1,000,000, with monthly lease payments of $17,040, including interest at approximately 9.35% for a period of 84 months. The cost of the equipment related to the second lease is approximately $80,000, with monthly lease payments of $1,685, including interest at approximately 10.4% for a period of 60 months. Both leases were to commence upon the delivery of the equipment. Effective March 13, 2001, the Company and Centura agreed to combine both leases into one lease agreement. The combined lease was to commence upon the delivery of the equipment. As a result of the indefinite delay in the design and construction of the equipment, the Company and Centura agreed to execute documents on February 21, 2002 that converted the $464,000 advanced under the lease by Centura to a five-year term loan ("Lease Loan"), effective January 31, 2002. The executed documents also incorporated the note into the Modified Agreements. The interest rate on the note is the 30-day LIBOR plus 500 basis points per annum, with monthly payments of $7,700 plus accrued interest. The maturity date of the note is July 31, 2002.

     Effective July 31, 2002, the Company executed documents with Centura that extended the maturity date of the Term Loan, the Revolving Loan and the Lease Loan ("Loans") to October 31, 2002 and decreased the amount available on the Revolving Loan from $1,000,000 to the then outstanding balance of $800,000. The Company began discussions with Centura and a group of asset-based lenders in an attempt to modify the Loans before October 31, 2002 to extend the maturity dates. As a result, the Term Loan and Lease Loan have been classified as current portion of long-term debt.

     Effective October 31, 2002, the Company executed documents with Centura that extended the maturity date of the Loans to March 15, 2003. Under this new arrangement, the Company will continue paying the current monthly principal payments plus accrued interest on the Loans during this forbearance period. This extension will give the Company additional time to procure additional funding, either debt or equity, that will allow the Company to decrease the amount owed to Centura by at least $450,000. The Company is currently in discussions with various asset-based lenders and private investors in an effort to secure the required additional funding. Through the monthly principal payments, plus the additional funding and the receipt of structured payments from the recent sale of the oilfield subleases, the Company must lower the total amount owed to Centura to $1,215,000 by March 15, 2003. If this target is obtained, Centura has agreed to amortize the remaining balance over a fixed period of time so that the amount of the new monthly principal payments will remain approximately equal to the total of the current monthly principal payments. Centura has also indicated their intent to decrease the rate of interest accruing on the new loan as the Company meets certain target balances.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to the Loans.

     In April 2001 the Company executed an Option Agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. The Option Agreement gave the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser agreed to pay the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company could not sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The Company also executed a Share Purchase Agreement ("Purchase Agreement") whereby the stated purchase price for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the Purchase Agreement. The Purchaser also agreed to pay the Company a minimum annual royalty based on the volume of Vitsab(R) products sold.

     On October 18, 2001 the Company entered into a verbal agreement with the Purchaser to extend the Option Agreement indefinitely, with a requirement that each party provide a two month notice to cancel the Option Agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. In April 2002 an Amended Agreement was executed to document this verbal agreement. The Amended Agreement also revised the minimum annual royalty payments in the Purchase Agreement. All of the other terms and conditions in the Option Agreement and Purchase Agreement remain the same. On April 15, 2002, the Purchaser notified the Company that he was terminating the Option Agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the Option Agreement until September 15, 2002, and then on a month-to-month basis, with a requirement that each party provide a 30-day notice to cancel the Option Agreement. The Purchaser also agreed to continue paying the Company $17,000 a month while the Option Agreement is in place. All of the other terms and conditions in the Option Agreement remained the same. If the Purchaser does not execute the option by the end of the option period, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB. In March 2002, the Company notified the landlord in Sweden that it would not be renewing its lease that expires on December 31, 2002.

     On December 10, 2002 the Company executed a Second Amended Agreement with the Purchaser to extend the option period in the Option Agreement through March 2003. The Purchaser must provide the Company with written notice on or before March 1, 2003 if the Purchaser plans to exercise the option. The Purchaser will continue to pay the Company $17,000 a month while the Option Agreement is in place. If the Purchaser does not execute the option, the Company will retain ownership of all shares and assets of Vitsab Sweden, AB. The Purchaser has negotiated with the landlord in Sweden to extend the lease of the facilities through June 2003. Additionally, the Purchaser has agreed to reimburse the Company for all lease payments paid by the Company beginning April 1, 2003. All of the other terms and conditions of the Option Agreement remain the same. The Second Amended Agreement also changed the minimum annual royalty payments and other various terms of the Purchase Agreement.

     As discussed in the Form 10-K for the fiscal year ended April 30, 2002, the Company's entire Vitsab(R) operation was largely dependent on one customer and that management could not, at that time, predict whether that customer's pilot program would be successful or if that customer would continue to use the Vitsab(R) product. On September 5, 2002 the Company received notification from that customer it was not going to continue with the pilot program. The Company also received notification from the largest user of Vitsab(R) products in that customer's pilot program that they will continue to purchase and use the Vitsab(R) product in their operations. Although the Company continues to manufacture and sell the Vitsab(R) products to the largest user in the pilot program and other smaller-volume customers, management cannot predict how long it will continue to manufacture and sell the Vitsab(R) products.

     The Company's existing manufacturing equipment located in Belmont has the nominal capacity to produce enough of the Vitsab(R) products to meet the currently projected demands of the current customer base. The labels have consistently proved to perform as effective time-temperature monitors. In prior periods certain technical issues in production resulted in delayed delivery of labels and in the inconsistent performance of equipment for activating and dispensing the labels. These issues were related to the interaction of raw material properties with manufacturing protocol and consequent performance inconsistencies of the finished product when deployed in the Company's automated Vitsab(R) activator-dispensers. However, the Company has recently resolved the major issues related to the activation and dispensing equipment and the equipment is performing satisfactorily. The Company continues to improve its processes to enhance manufacturing efficiency as well as the reliability and consistency of the product. In the current quarter, the Company has added several new customers that are now using the Vitsab(R) product as an integral part of their operations.

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

     On March 21, 2002, the Company received an offer from a group, which includes the operator of the subleases, to purchase the oil subleases for approximately $362,000. The lien filed by the operator would be paid out of the proceeds in order to have the lien filed on the subleases released. The offer was accepted on March 25, 2002, and the parties began to draft the definitive purchase and sale agreement. The purchase and sale agreement was executed by both parties on June 3, 2002. The purchaser was required to deposit $50,000 into an escrow account within two business days upon execution of the agreement. These funds were never deposited into the escrow account by the purchaser. In a letter dated June 20, 2002, the Company notified the purchaser that they were in default of the purchase and sale agreement and therefore the agreement had been terminated. On July 11, 2002, the Company executed an addendum to the original purchase and sale agreement with the same purchaser after receiving a $25,000 non-refundable deposit. The closing of the transaction took place on September 30, 2002. At closing, the Company received an additional $50,000, net of transaction fees. The balance of the sale price is comprised primarily of a promissory note in the amount of $175,000 and the $87,000 payment to the operator of the oilfield subleases that settled the ongoing lawsuit between him and the Company. The first installment under the note of $100,000 and is due on January 30, 2003, and the last installment of $75,000 and is due on May 30, 2003. Proceeds from both installments will be reduced by a $9,000 sales commission paid to a third party.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (the "Evaluation"). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

        99.1 Certification by James L. Cox, Chairman, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by Jack G. Mason, Chief Financial Officer and Secretary, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K:

                The Company filed on October 2, 2002 a Current Report on Form 8-K disclosing that the Company had completed the sale of the oilfield subleases on September 30, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COX TECHNOLOGIES, INC.
                                        (Registrant)


Date: 12-20-02                          /s/ James L. Cox
      --------                          ----------------------------------------
                                        James L. Cox
                                        Chairman, President and
                                        Chief Executive Officer

Date: 12-20-02                          /s/  Jack G. Mason
      --------                          ----------------------------------------
                                        Jack G. Mason
                                        Chief Financial Officer and Secretary

                                 CERTIFICATIONS

     I, James L. Cox, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cox Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 12-20-02                          /s/ James L. Cox
      --------                          ----------------------------------------
                                        James L. Cox
                                        Chairman, President and
                                        Chief Executive Officer

                                 CERTIFICATIONS

     I, Jack G. Mason, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cox Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 12-20-02                          /s/ Jack G. Mason
      --------                          ----------------------------------------
                                        Jack G. Mason
                                        Chief Financial Officer and Secretary