Form 10-Q
period 2003-01-31
COX TECHNOLOGIES INC
filed 2003-03-07
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

                                       OR

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

Number of shares of Common Stock, no par value, outstanding
at March 7, 2003......................................................25,839,094

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

FACE SHEET                                                                     1

INDEX                                                                          2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets (Unaudited)
           January 31, 2003 and April 30, 2002                                 3

         Consolidated Statements of Income (Unaudited)
           Three Months and Nine Months Ended January 31, 2003 and 2002      4-5

         Consolidated Statements of Changes in Stockholders' Equity
           (Unaudited) Nine Months Ended January 31, 2003 and 2002             6

         Consolidated Statements of Cash Flows (Unaudited)
            Three Months and Nine Months Ended January 31, 2003 and 2002     7-8

         Notes to Consolidated Financial Statements                         9-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13-18

ITEM 4.  CONTROLS AND PROCEDURES                                              18

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 5.  OTHER INFORMATION                                                    18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     19

SIGNATURES                                                                    19

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                      20

CERTIFICATION OF CHIEF FINANCIAL OFFICER                                      21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         January 31, 2003   April 30, 2002
                                                         ----------------   --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $    348,732      $    216,042
  Accounts receivable, less allowance for doubtful
    accounts of $57,487 at January 31, 2003 and $65,000
    at April 30, 2002                                           991,411         1,072,935
  Inventory                                                   1,305,861         1,419,342
  Notes receivable                                               75,000                --
  Prepaid expenses                                               36,523            44,832
                                                           ------------      ------------
     TOTAL CURRENT ASSETS                                     2,757,527         2,753,151

Property and equipment, net                                     619,097           764,628
Property held for sale, net                                          --           300,000
Other assets                                                     73,287           105,816
Patents                                                         133,284           148,796
                                                           ------------      ------------

     TOTAL ASSETS                                          $  3,583,195      $  4,072,391
                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    $    595,131      $    658,123
  Short-term debt                                               800,000         1,000,000
  Current portion of long-term debt                           1,067,504         1,485,878
                                                           ------------      ------------
     TOTAL CURRENT LIABILITIES                                2,462,635         3,144,001

  Long-term debt                                              3,330,792         3,233,913
                                                           ------------      ------------

     TOTAL LIABILITIES                                        5,793,427         6,377,914
                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized
    100,000,000 shares; issued and outstanding;
    25,839,094 shares at January 31, 2003 and
    25,719,684 at April 30, 2002                             22,251,722        22,132,312
  Paid in capital                                               355,406           461,412
  Accumulated other comprehensive loss                          (15,821)          (68,168)
  Accumulated deficit                                       (24,776,477)      (24,806,900)
  Less - Notes receivable for common stock                       25,062            24,179
                                                           ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                              (2,210,232)       (2,305,523)
                                                           ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  3,583,195      $  4,072,391
                                                           ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------
REVENUE:
  Sales                                          $  2,289,867      $  2,045,969
                                                 ------------      ------------

COSTS AND EXPENSES:
  Cost of sales                                     1,175,056         1,386,633
  General and administrative                          534,845           444,267
  Selling                                             269,702           276,512
  Depreciation                                         76,898            80,922
  Amortization of patents and goodwill                 10,994            63,749
                                                 ------------      ------------
     TOTAL COSTS AND EXPENSES                       2,067,495         2,252,083
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                         222,372          (206,114)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Other income                                         50,607            24,677
  Interest expense                                   (114,394)         (157,821)
                                                 ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                     (63,787)         (133,144)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     158,585          (339,258)

Provisions for income taxes                                --                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $    158,585      $   (339,258)
                                                 ============      ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                      $        .01      $       (.01)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     25,839,094        25,551,694

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Nine Months Ended January 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------
REVENUE:
  Sales                                          $  6,596,233      $  6,468,257
                                                 ------------      ------------

COSTS AND EXPENSES:
  Cost of sales                                     3,621,257         4,177,310
  General and administrative                        1,658,333         1,848,101
  Selling                                             808,372         1,016,568
  Depreciation                                        232,763           243,434
  Amortization of patents and goodwill                 32,982           191,247
                                                 ------------      ------------
     TOTAL COSTS AND EXPENSES                       6,353,707         7,476,660
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                         242,526        (1,008,403)
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
  Other income                                        145,364           177,980
  Interest expense                                   (357,467)         (392,195)
                                                 ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                    (212,103)         (214,215)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                      30,423        (1,222,618)

Provisions for income taxes                                --                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $     30,423      $ (1,222,618)
                                                 ============      ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE                      $        .00      $      (.05)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     25,818,822        25,182,818

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                   Accumulated
                                                      Other                                                      Subscribed
                                                  Comprehensive                                                     Stock
                                                     Income         Retained         Common        Paid in        Less Note
                                     Total           (Loss)         Earnings         Stock         Capital        Receivable
                                  ------------    ------------    ------------    ------------   ------------    ------------
Balance, April 30, 2001           $  2,528,355    $   (108,581)   $(19,643,854)   $ 21,267,448   $  1,044,473    $    (31,131)
Comprehensive income (loss) -
  Net income (loss)                 (1,222,618)             --      (1,222,618)             --             --              --
  Foreign currency
    translation adjustment              17,903          17,903              --              --             --              --
                                  ------------
Total comprehensive
  income (loss)                     (1,204,715)             --              --              --             --              --
Common stock issued                    237,247              --              --         696,871       (459,624)             --
Change in subscribed stock, net          6,397              --              --              --             --           6,397
                                  ------------    ------------    ------------    ------------   ------------    ------------
Balance, January 31, 2002         $  1,567,284    $    (90,678)   $(20,866,472)   $ 21,964,319   $    584,849    $    (24,734)
                                  ============    ============    ============    ============   ============    ============

Balance, April 30, 2002           $ (2,305,523)   $    (68,168)   $(24,806,900)   $ 22,132,312   $    461,412    $    (24,179)
Comprehensive income -
  Net income                            30,423              --          30,423              --             --              --
  Foreign currency
    translation adjustment              52,347          52,347              --              --             --              --
                                  ------------
Total comprehensive income              82,770              --              --              --             --              --
Common stock issued                     13,404              --              --         119,410       (106,006)             --
Change in subscribed stock, net           (883)             --              --              --             --            (883)
                                  ------------    ------------    ------------    ------------   ------------    ------------
Balance, January 31, 2003         $ (2,210,232)   $    (15,821)   $(24,776,477)   $ 22,251,722   $    355,406    $    (25,062)
                                  ============    ============    ============    ============   ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended January 31,
                                                              ------------------------------
                                                                  2003             2002
                                                              ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $    158,585      $   (339,258)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation                                                    76,898            80,922
    Amortization of patents and goodwill                            10,994            63,749
    Decrease in allowance for doubtful accounts                     (2,195)               --
    Non-depreciable asset                                               --            97,446
    Other                                                           (7,212)           (4,520)
    (Increase) decrease in valuation adjustment                      1,785             5,357
                                                              ------------      ------------
                                                                   238,855           (96,304)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                         (171,116)           43,662
      Inventory                                                    126,770           290,506
      Prepaid expenses                                             (15,347)          (12,014)

  Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses                           54,378          (234,650)
                                                              ------------      ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    233,540            (8,800)
                                                              ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (25,568)           (9,741)
  Collection of note receivable from property held for sale        100,000                --
                                                              ------------      ------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     74,432            (9,741)
                                                              ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                                         --            33,547
  Repayment on notes payable - Long-term debt                     (155,151)          (31,347)
  Subscriptions receivable                                            (434)              412
  Amounts borrowed under long-term debt                                 --            40,000
  Amounts borrowed under short-term debt                                --            23,343
                                                              ------------      ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (155,585)           65,955
                                                              ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             33,870               708
                                                              ------------      ------------
NET INCREASE IN CASH                                               186,257            48,122

CASH AND CASH EQUIVALENTS, beginning of period                     162,475            32,496
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                      $    348,732      $     80,618
                                                              ============      ============
Supplemental Cash Flow Information

Interest paid                                                 $     38,656      $     89,071
Income taxes paid                                             $         --      $         --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months Ended January 31,
                                                              ------------------------------
                                                                  2003              2002
                                                              ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $     30,423      $ (1,222,618)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation                                                   232,763           243,434
    Amortization of patents and goodwill                            32,982           191,247
    Decrease in allowance for doubtful accounts                     (7,513)               --
    Non-depreciable asset                                               --            28,603
    Other                                                          (29,071)           (1,166)
    Decrease in valuation adjustment                                32,139             7,142
                                                              ------------      ------------
                                                                   291,723          (753,358)
  Changes in assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable                                           81,524            29,147
      Inventory                                                    113,481           494,145
      Prepaid expenses                                               8,309            (3,567)
    Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses                         27,008          (138,626)
                                                              ------------      ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    522,045          (372,259)
                                                              ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (87,232)          (25,913)
  Proceeds from sale of property held for sale                      54,504                --
  Collection of note receivable from property held for sale        100,000                --
                                                              ------------      ------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     67,272           (25,913)
                                                              ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                                     13,404           237,247
  Repayment on notes payable - Short-term debt                    (200,000)               --
  Repayment on notes payable - Long-term debt                     (321,495)          (66,377)
  Subscriptions receivable                                            (883)            6,397
  Amounts borrowed under long-term debt                                 --            40,000
  Amounts borrowed under short-term debt                                --           200,000
                                                              ------------      ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (508,974)          417,267
                                                              ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             52,347            17,903
                                                              ------------      ------------
NET INCREASE IN CASH                                               132,690            36,998

CASH AND CASH EQUIVALENTS, beginning of period                     216,042            43,620
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                      $    348,732      $     80,618
                                                              ============      ============
Supplemental Cash Flow Information

Interest paid                                                 $    130,361      $    185,945
Income taxes paid                                             $         --      $         --
Note received resulting from sale of property held for sale   $    175,000      $         --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cox Technologies, Inc. and its wholly owned subsidiary, Vitsab Sweden, AB, a Swedish corporation, and Cox Recorders Australia, Pty., Ltd., a 95% owned Australian distribution company (collectively "the Company"), engage in the business of producing and distributing temperature recording and monitoring devices, both in the United States and internationally.

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

NOTE A - INVENTORY

Inventory at the respective balance sheet dates consists of the following:

                                             January 31, 2003     April 30, 2002
                                             ----------------     --------------
Raw materials                                    $  382,413         $  377,478
Work-in-progress                                    127,707            143,339
Finished goods                                      795,741            898,525
                                                 ----------         ----------
                                                 $1,305,861         $1,419,342
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

     The Company had borrowed $1,000,000 related to this line of credit at April 30, 2002. On June 7, 2002, the Company paid $200,000 down on the amount outstanding on this line of credit, leaving a balance of $800,000 at January 31, 2003.

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

     Effective December 1, 2002, the Company executed documents with Centura that extended the maturity date of the Loans to March 15, 2003. Under this new arrangement, the Company will continue paying the current monthly principal payments plus accrued interest on the Loans during this forbearance period. This extension will give the Company additional time to procure additional debt or equity funding to allow the Company to decrease the amount owed to Centura by an additional $450,000 (the "Loan Reduction"). The Company is required to reduce the amount of principal outstanding under the Loans to $1,215,000, including the Loan Reduction, by March 15, 2003. The Loan Reduction is in addition to the Company's normal monthly principal payments due on the Loans and the $91,000 payment that the Company received on January 30, 2003 from the purchaser of the oilfield subleases. If this target is obtained, Centura has agreed to amortize the remaining balance over a fixed period of time not to exceed 42 months. Centura has also indicated their intent to decrease the rate of interest accruing on the new loan as the Company meets certain target balances.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to the Loans.

     On February 6, 2003, the Company commenced mailing of a Notice of Special Meeting of Shareholders to be held on March 12, 2003 to shareholders of record as of January 17, 2003 to consider and vote upon a proposal to issue and sell 12,500,000 shares of common stock to Technology Investors, LLC ("TI"), an affiliate of Brian D. Fletcher and Kurt C. Reid, both executive officers and directors of the Company, in a private placement ("Proposed Offering") at $0.06 per share for a total purchase price of $750,000. Most of the capital to be raised in the Proposed Offering will be used to reduce the Company's debt to Centura, and the balance will be used for working capital purposes. The terms of the Proposed Offering were negotiated and approved by the Special Committee of the Company's Board of Directors comprised of the Company's three outside directors and subsequently approved by the Board of Directors (with Mr. Fletcher and Mr. Reid abstaining). Before negotiating or approving the terms of the Proposed Offering, the Special Committee retained an outside consultant to provide a valuation of the Company. The consultant provided the Special Committee with a valuation of the Company that established a per share range valuation of $0.0398 - $0.0676 and provided the Special Committee with its opinion dated January 16, 2003 to the effect that, as of that date and based upon and subject to the assumptions made, matters considered and limitations on the review described in the written opinion, the consideration to be paid by TI in the Proposed Offering is fair, from a financial point of view, to the shareholders of the Company.

     Since the closing of the Proposed Offering has been expressly conditioned on the Company's securing approval of the Proposal from its shareholders, if the Company is unable to obtain such shareholder approval and cannot consummate the Proposed Offering, the Company would have to pursue other financial and operational alternatives in order to raise more capital to accomplish the Loan Reduction and to achieve its business objectives. Given the state of the economy, the March 15, 2003 deadline for accomplishing the Loan Reduction and the current fund-raising climate, the Company does not believe there is any viable funding alternative to this Proposed Offering. Even if such an alternative does become available, that proposal may be on terms substantially less favorable to the Company. The closing of the purchase and sale of the securities will take place within five business days following the receipt of stockholder approval of the transaction. If the Company is unsuccessful in obtaining additional capital for the Loan Reduction and working capital, the Company may not be able to continue operating as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

     In March 2000 the Company entered into an agreement with Technology Investors, LLC ("TI") whereby the Company issued to TI a 10% subordinated convertible promissory note due March 10, 2005 in the amount of $2,500,000 for cash. The principal amount of the note and interest accrued thereon are convertible, at the option of holder into shares of the Company's common stock at a conversion price of $1.25 per share. At January 31, 2003, the principal and accrued interest of $3,251,875 would be converted into 2,601,500 shares of the Company's common stock. Brian D. Fletcher and Kurt C. Reid serve as the co- managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the note.

     In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company and share the role of Chief Operating Officer of the Company. In connection for their services they each were to receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share for a period of up to 10 years. In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.59 per share for a period of up to 10 years. In fiscal 2002, Mr. Fletcher and Mr. Reid each received stock options to purchase 800,000 shares of the Company's common stock at an exercise price of $0.11 per share for a period of up to seven years. On July 23, 2001, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid. Retroactive to January 1, 2001, they each were to receive compensation of $100,000 annually, payable quarterly in shares of the Company's common stock valued at the average daily closing price during the quarter. During fiscal 2002, Mr. Fletcher and Mr. Reid were paid $75,000 of salary in unrestricted shares of the Company's common stock at an average market price of $0.35 per share under this structure. Approved by the Board of Directors on December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their annual compensation to $1 effective October 1, 2001.

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

     On February 6, 2003, the Company commenced mailing of a Notice of Special Meeting of Shareholders to be held on March 12, 2003 to shareholders of record as of January 17, 2003 to consider and vote upon a proposal to issue and sell 12,500,000 shares of common stock to TI in a private placement ("Proposed Offering") at $0.06 per share for a total purchase price of $750,000.

     TI would be the sole purchaser of the common stock in the Proposed Offering. Immediately following the closing of the Proposed Offering, TI, together with Mr. Fletcher, Mr. Reid and their affiliates, collectively will own and control beneficially an aggregate of 15,534,466 shares of common stock, or approximately 37.9% of the Company's then issued and outstanding common stock, including 2,601,500 shares of the Company's common stock that TI may obtain by converting its existing promissory note. The proposed per share purchase price is above the last trading price of the Company's common stock both on the day before the Company announced the transaction ($0.03 per share on January 17, 2003), and on January 30, 2003 ($0.05 per share). The proposed per share purchase price of $0.06 is $0.0076, or 11% below the upper end of the range provided by an outside consultant in its final valuation of the Company. The outside consultant has provided the Special Committee with its opinion dated January 16, 2003 to the effect that, as of that date and based upon and subject to the assumptions made, matters considered and limitations on the review described in the written opinion, the consideration to be paid by TI in the Proposed Offering is fair, from a financial point of view, to the shareholders of the Company.

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

     TEMPERATURE RECORDER OPERATIONS

     Revenues from sales increased $243,898 and $127,976, or 12% and 2% for the three and nine months ended January 31, 2003 as compared to the same periods as last year. Sales of Cox1 units increased 7% and decreased 8% for the three and nine months ended January 31, 2003 as compared to the same periods last year and the average sales price decreased 8% and 6% for the same periods. Sales of DataSource(R) units increased 40% and 59% for the three and nine months ended January 31, 2003 as compared to the same periods last year and the average sales price increased 7% and 1% for the same periods. Sales of Tracer(R) units decreased 8% and increased 25% for the three and nine months ended January 31, 2003 as compared to the same periods last year and the average sales price decreased 2% and 9% for the same periods. Vitsab(R) unit sales increased 412% and 322% for the three and nine months ended January 31, 2003 as compared to the same periods last year and the average sales price decreased 54% and 17% for the same periods.

     The sale of graphic recorders represented $1,551,705 and $4,638,717, or 68% and 70%, for the three and nine months ended January 31, 2003 of total revenues as compared to $1,570,873 and $5,327,491, or 77% and 82%, for the same periods last year. The sales of electronic data loggers represented $550,222 and $1,507,273, or 24% and 23%, for the three and nine months ended January 31, 2003 of total revenues as compared to $417,677 and $1,026,291, or 20% and 16%, for the same periods last year. The sale of Vitsab(R) products represented $73,242 and $187,976, or 3%, for both the three and nine months ended January 31, 2003 of total revenues as compared to $31,238 and $54,002, or 2% and less than 1%, for the same periods last year. The sale of temperature probes and related products represented $26,157 and $96,483, or 1%, for both the three and nine months ended January 31, 2003 of total revenues as compared to $28,902 and $105,422, or 1% and 2%, for the same periods last year. The sale of oil and other miscellaneous products represented the balance. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects units sales for its primary products to remain constant, or in the case of electronic data loggers, increase in future periods.

     Cost of sales decreased $211,577 and $556,053, or 15% and 13%, for the three and nine months ended January 31, 2003 as compared to the same periods last year. The decrease in both periods is due to decreasing labor and benefit costs, supplies used in the manufacturing process and a reduction in the price that the Company now pays for raw material components, offset slightly by increased repairs and maintenance expense and retriever fees.

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

     General and administrative expenses increased $90,578 for the three months ended January 31, 2003, or 20% as compared to the same period last year. This increase is due to increased salary expenses related to the previously mentioned revised compensation structure for Mr. Fletcher and Mr. Reid, increases in directors and officers insurance, workers' compensation insurance, payroll taxes and outside services, partially offset by decreased legal fees, accounting fees, professional services and outside consulting and expenses associated with servicing securities. General and administrative expenses decreased $189,768 for the nine months ended January 31, 2003, or 10% as compared to the same period last year. This decrease is related to lower costs associated with legal fees, professional services and outside consulting, health insurance, office supplies, expenses associated with servicing securities and telephone expenses, partially offset by increases in compensation for Mr. Fletcher and Mr. Reid, directors and officers insurance, workers' compensation insurance, computer expenses and postage.

     Selling expense decreased $6,810 and $208,196, or 2% and 20%, for the three and nine months ended January 31, 2003 as compared to the same periods last year. The decrease in the both periods is primarily due to lower sales salaries, health insurance, commissions, automobile expenses, outside consultants, shipping and telephone expenses, trade show expenses, partially offset by increases in advertising expenses, computer expenses and outside services.

     Depreciation expense decreased $4,024 and $10,671, or 5% and 4%, for the three and nine months ended January 31, 2003 as compared to the same periods last year.

     Amortization of patents and goodwill decreased $52,755 and $158,265, or 83%, for both the three and nine months ended January 31, 2003 as compared to the same periods last year. This decrease resulted from all goodwill related to the acquisition of Vitsab Sweden, AB being evaluated and written off as a loss on impairment in the fourth quarter of fiscal 2002.

     Other income increased $25,930, or 105%, for the three months ended January 31, 2003 as compared to the same period last year. This increase is primarily related to the reversal of the accrued finance charges and the refunding of a deposit received for executing a purchase and sale agreement with a potential purchaser of the oilfield subleases as discussed in Liquidity and Capital Resources, both of which occurred last year. Other income decreased $32,616, or 18%, for the nine months ended January 31, 2003 due primarily to a decrease in the amount of the payments received as a result of a revision in the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB. Details of this agreement are discussed in Liquidity and Capital Resources.

     Interest expense decreased $43,427 and $34,728, or 28% and 9%, for the three and nine months ended January 31, 2003 as compared to the same periods last year. The primary reason for this decrease is the reclassification of interest paid on progress payments made by Centura from deposits to interest expense of approximately $51,600 in the prior year periods and a slight decrease in interest related to leased equipment, partially offset by the increase in the interest accrued on the note payable to Technology Investors, LLC dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit and notes with RBC Centura Bank.

     The decrease in accounts receivable of $81,524, or 8%, is primarily due to enhanced collection efforts related to past due receivables.

     The increase in notes receivable of $75,000 is due to the promissory note related to the sale of the oilfield subleases as discussed in Liquidity and Capital Resources.

     Property held for sale decreased $300,000 due to the sale of the oilfield subleases on September 30, 2002. Details of this transaction are discussed in Liquidity and Capital Resources.

     The decrease in property and equipment of $145,531, net of depreciation, is primarily due to depreciation, partially offset by the purchase of tooling, machinery and equipment, and leasehold improvements.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company derives cash from operations, equity sales, and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations is not adequate to meet cash requirements and commitments of the Company. The Company may enter into equity, debt or other financing arrangements to meet its general working capital needs, including the Proposed Offering described below.

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

     The Company had borrowed $1,000,000 related to this line of credit at April 30, 2002. On June 7, 2002, the Company paid $200,000 down on the amount outstanding on this line of credit, leaving a balance of $800,000 at January 31, 2003.

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

     Effective December 1, 2002, the Company executed documents with Centura that extended the maturity date of the Loans to March 15, 2003. Under this new arrangement, the Company will continue paying the current monthly principal payments plus accrued interest on the Loans during this forbearance period. This extension will give the Company additional time to procure additional debt or equity funding to allow the Company to decrease the amount owed to Centura by an additional $450,000 (the "Loan Reduction"). The Company is required to reduce the amount of principal outstanding under the Loans to $1,215,000, including the Loan Reduction, by March 15, 2003. The Loan Reduction is in addition to the Company's normal monthly principal payments due on the Loans and the $91,000 payment that the Company received on January 30, 2003 from the purchaser of the oilfield subleases. If this target is obtained, Centura has agreed to amortize the remaining balance over a fixed period of time not to exceed 42 months. Centura has also indicated their intent to decrease the rate of interest accruing on the new loan as the Company meets certain target balances.

     The Company has agreed to certain covenants, including prohibiting the payment of dividends, with respect to the Loans.

     On February 6, 2003, the Company commenced mailing of a Notice of Special Meeting of Shareholders to be held on March 12, 2003 to shareholders of record as of January 17, 2003 to consider and vote upon a proposal to issue and sell 12,500,000 shares of common stock to Technology Investors, LLC ("TI"), an affiliate of Brian D. Fletcher and Kurt C. Reid, both executive officers and directors of the Company, in a private placement ("Proposed Offering") at $0.06 per share for a total purchase price of $750,000. Most of the capital to be raised in the Proposed Offering will be used to reduce the Company's debt to Centura, and the balance will be used for working capital purposes. The terms of the Proposed Offering were negotiated and approved by the Special Committee of the Company's Board of Directors comprised of the Company's three outside directors and subsequently approved by the Board of Directors (with Mr. Fletcher and Mr. Reid abstaining). Before negotiating or approving the terms of the Proposed Offering, the Special Committee retained an outside consultant to provide a valuation of the Company. The consultant provided the Special Committee with a valuation of the Company that established a per share range valuation of $0.0398 - $0.0676 and provided the Special Committee with its opinion dated January 16, 2003 to the effect that, as of that date and based upon and subject to the assumptions made, matters considered and limitations on the review described in the written opinion, the consideration to be paid by TI in the Proposed Offering is fair, from a financial point of view, to the shareholders of the Company.

     Since the closing of the Proposed Offering has been expressly conditioned on the Company's securing approval of the Proposal from its shareholders, if the Company is unable to obtain such shareholder approval and cannot consummate the Proposed Offering, the Company would have to pursue other financial and operational alternatives in order to raise more capital to accomplish the Loan Reduction and to achieve its business objectives. Given the state of the economy, the March 15, 2003 deadline for accomplishing the Loan Reduction and the current fund-raising climate, the Company does not believe there is any viable funding alternative to this Proposed Offering. Even if such an alternative does become available, that proposal may be on terms substantially less favorable to the Company. The closing of the purchase and sale of the securities will take place within five business days following the receipt of stockholder approval of the transaction. If the Company is unsuccessful in obtaining additional capital for the Loan Reduction and working capital, the Company may not be able to continue operating as a going concern.

     In April 2001 the Company executed an Option Agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares in, and assets of, the Company's wholly owned subsidiary, Vitsab Sweden, AB. The Option Agreement gave the Purchaser until November 30, 2001 to exercise the option. In return for the option, the Purchaser agreed to pay the Company $20,000 a month beginning March 2001 and ending November 2001. During the option period, the Company could not sell, transfer, pledge, mortgage or otherwise dispose of nor issue new shares in Vitsab Sweden, AB without the prior written approval by the Purchaser. The Company also executed a Share Purchase Agreement ("Purchase Agreement") whereby the stated purchase price for all of the shares in, and assets of, Vitsab Sweden, AB is $1.00. In addition, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the option is exercised and ending with the final payment in June 2004. If the option is executed, the Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the Purchase Agreement. The Purchaser also agreed to pay the Company a minimum annual royalty based on the volume of Vitsab(R) products sold.

     On October 18, 2001 the Company entered into a verbal agreement with the Purchaser to extend the Option Agreement indefinitely, with a requirement that each party provide a two month notice to cancel the Option Agreement. Additionally, the Purchaser will pay $17,000 a month in return for the extension beginning December 1, 2001. In April 2002 an Amended Agreement was executed to document this verbal agreement. The Amended Agreement also revised the minimum annual royalty payments in the Purchase Agreement. All of the other terms and conditions in the Option Agreement and Purchase Agreement remained the same. On April 15, 2002, the Purchaser notified the Company that he was terminating the Option Agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the Option Agreement until September 15, 2002, and then on a month-to-month basis, with a requirement that each party provide a 30-day notice to cancel the Option Agreement. The Purchaser also agreed to continue paying the Company $17,000 a month while the Option Agreement was in place. All of the other terms and conditions in the Option Agreement remained the same. If the Purchaser did not execute the option by the end of the option period, the Company would retain ownership of all shares in, and assets of, Vitsab Sweden, AB. In March 2002, the Company notified the landlord in Sweden that it would not be renewing its lease that expired on December 31, 2002.

     On December 10, 2002 the Company executed a Second Amended Agreement with the Purchaser that extended the option period until March 31, 2003. The Purchaser must provide the Company with written notice on or before March 1, 2003 if the Purchaser plans to exercise the option. The Purchaser agreed to continue paying the Company $17,000 a month while the Option Agreement was in place. If the Purchaser did not execute the option, the Company would retain ownership of all shares in, and assets of, Vitsab Sweden, AB. The Purchaser has negotiated with the landlord in Sweden to extend the lease of the facilities through June 2003. Additionally, the Purchaser agreed to reimburse the Company for all lease payments paid by the Company beginning April 1, 2003. All of the other terms and conditions of the Option Agreement remained the same. The Second Amended Agreement also changed the minimum annual royalty payments and other various terms of the Purchase Agreement. On February 28, 2003, the Purchaser notified the Company that he was exercising the option to purchase all of the shares in, and the assets of, Vitsab Sweden, AB.

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

     On March 21, 2002, the Company received an offer from a group, which includes the operator of the subleases, to purchase the oil subleases for approximately $362,000. The lien filed by the operator would be paid out of the proceeds in order to have the lien filed on the subleases released. The offer was accepted on March 25, 2002, and the parties began to draft the definitive purchase and sale agreement. The purchase and sale agreement was executed by both parties on June 3, 2002. The purchaser was required to deposit $50,000 into an escrow account within two business days upon execution of the agreement. These funds were never deposited into the escrow account by the purchaser. In a letter dated June 20, 2002, the Company notified the purchaser that they were in default of the purchase and sale agreement and therefore the agreement had been terminated. On July 11, 2002, the Company executed an addendum to the original purchase and sale agreement with the same purchaser after receiving a $25,000 non-refundable deposit. The closing of the transaction took place on September 30, 2002. At closing, the Company received an additional $50,000, net of transaction fees. The balance of the sale price is comprised primarily of a promissory note in the amount of $175,000 and the $87,000 payment to the operator of the oilfield subleases that settled the ongoing lawsuit between him and the Company. The Company received the first installment under the note of $100,000 on January 30, 2003, and the last installment of $75,000 and is due on May 30, 2003. Proceeds from the first installment were, and proceeds from the last installment will be, reduced by a $9,000 sales commission paid to a third party.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 5. OTHER INFORMATION

     Following the approval of the Stock Purchase Agreement by the Special Committee and the Board of Directors, Mr. Robert D. Voigt and Dr. George M. Pigott, both Directors of the Company, resigned from the Board effective January 17, 2003. Mr. Voigt recently moved from North Carolina and informed the Board of Directors that he intended to resign following completion of the Special Committee's work on the Proposed Offering. Dr. Pigott informed the Board that, as a result of living on the West Coast and being unable to personally attend Board meetings, he felt that the Company would be better served if it could replace him with a local director who could be more active on the Board. Both Mr. Voigt and Dr. Pigott voted to approve the Stock Purchase Agreement and indicated that the Proposal had no influence on their decision to submit their resignations. Mr. Ben R. Rudisill, II, a director of the Company, has informed the Board that he intends to continue serving on the Board. The Company intends to recruit additional qualified independent directors to serve on the Board.

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

     (b)  Reports on Form 8-K:

          The Company filed on January 21, 2003 a Current Report on Form 8-K disclosing that on January 20, 2003, the Company had entered into a Stock Purchase Agreement ("Agreement") with Technology Investors, LLC, ("TI") pursuant to which TI has agreed to purchase 12,500,000 shares of the Company's common stock at $0.06 per share, for a total purchase price of $750,000. The Agreement remains subject to shareholder approval at a special meeting of shareholders to be held on March 12, 2003. The Company also disclosed that Mr. Robert D. Voigt and Dr. George M. Pigott resigned from the Board of Directors, effective January 17, 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COX TECHNOLOGIES, INC.
                                            (Registrant)


Date: 3-7-03                            /s/ James L. Cox
      ------                            ----------------------------------------
                                        James L. Cox
                                        Chairman, President and
                                        Chief Executive Officer

Date: 3-7-03                            /s/ Jack G. Mason
      ------                            ----------------------------------------
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


Date: 3-7-03                            /s/ James L. Cox
      ------                            ----------------------------------------
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


Date: 3-7-03                            /s/ Jack G. Mason
      ------                            ----------------------------------------
                                        Jack G. Mason
                                        Chief Financial Officer
                                        and Secretary