Form 10-K
period 2003-04-30
COX TECHNOLOGIES INC
filed 2003-07-28
CIK 65031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED APRIL 30, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from _______ to ________

                         Commission file number: 0-8006

                             COX TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            NORTH CAROLINA                                    86-0220617
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         69 McADENVILLE ROAD
       BELMONT, NORTH CAROLINA                                28012-2434
(Address of principal executive offices)                      (Zip code)
--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (704) 825-8146

       Securities registered pursuant to Section 12 (b) of the Act: (None)

                    Securities registered pursuant to Section
                               12 (g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Estimated aggregate market value of the voting stock held by non-affiliates of the registrant:

                         $1,055,126 as of July 29, 2003
--------------------------------------------------------------------------------

Number of shares of Common Stock, no par value, as of the latest practicable date:

                      38,339,094 shares as of July 29, 2003
--------------------------------------------------------------------------------

Documents incorporated by reference: Portions of the proxy statement dated July 29, 2003, relating to the August 29, 2003 annual meeting of shareholders, are incorporated by reference into Part III of this annual report.

                             COX TECHNOLOGIES, INC.

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2003

                                 --------------

                                TABLE OF CONTENTS

Item                                                                        Page

                                     PART I

1.     Business..........................................................      1
2.     Properties........................................................      6
3.     Legal Proceedings.................................................      6
4.     Submission of Matters to a Vote of Security Holders...............      7

                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
        Matters..........................................................      7
6.     Selected Financial Data...........................................     10
7.     Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................     10
8.     Financial Statements and Supplementary Data ......................     18
9.     Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure.............................................     38

                                    PART III

10.    Directors and Executive Officers of the Registrant................     38
11.    Executive Compensation............................................     38
12.    Security Ownership of Certain Beneficial Owners and Management....     38
13.    Certain Relationships and Related Transactions....................     38
14.    Internal Controls and Procedures..................................     38

                                     PART IV

16.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...     39
       Signatures........................................................     42

                                     PART I

ITEM 1.  BUSINESS

General

        Cox Technologies, Inc. (the "Company"), was incorporated as Mericle Oil Company in July 1968, under the laws of the State of Arizona. The name was changed to Energy Reserve, Inc. in August 1975. In November 1994, Energy Reserve acquired Twin-Chart, Inc. and altered its primary business focus from crude oil operations to temperature recording and monitoring operations. As a result of this change in focus, the Company changed its name to Cox Technologies, Inc. in April 1998. The Company reincorporated in the State of North Carolina in December 2000.

        The Company's executive offices and manufacturing facility are located at 69 McAdenville Road, Belmont, North Carolina 28012-2434; telephone (704) 825-8146. Except where the context otherwise indicates, all references to the "Company" are to Cox Technologies, Inc., its wholly owned subsidiaries, Twin-Chart, Inc., Transit Services, Inc., Vitsab Sweden, AB ("Vitsab Sweden"), Vitsab, Inc., Vitsab USA, Inc., Fresh Tag Research & Manufacturing, Inc., Qualtag Engineering, Inc. and Cox Recorders Australia, Pty. Ltd. ("Cox Recorders Australia"), a 95% owned Australian distribution company. During July 2001, all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. On March 15, 2003, the Company sold all of its shares in its Vitsab Sweden subsidiary to its Copenhagen distributor. Only the foreign subsidiary, Cox Recorders Australia, remains. The Company will continue to operate Cox Recorders Australia as an operational subsidiary.

        The core business of the Company is to provide reliable temperature monitoring products and develop new and technologically advanced monitoring systems. The Company produces and distributes transit temperature recording instruments, including electronic "loggers," graphic temperature recorders and visual indicator labels, both in the United States and internationally. Transit temperature recording instruments create a strip chart record of temperature changes over time, or record temperatures electronically according to a preset interval ("logging"). The Company sells and manufactures both types of transit monitoring products, and has established an international market presence and reputation for reliable temperature recording products.

        The  Company  has  expended   funds  to  further  the   development   of
enzyme-based "smart labels" that detect temperature abuse in packages of perishable goods. The Company has introduced this new technology, known as Vitsab(R), to the food and pharmaceutical industries as a monitoring label applied to packages of temperature sensitive products.

        The Company previously had two current operating segments that involved the (1) production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator labels (referred to as "Temperature Recorder Operations" as a group) and (2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix were transferred to the Corporate Office in Belmont, North Carolina. On September 30, 2002, the Company concluded the sale of its interest in the oil subleases to an unrelated third party.

        The Company now operates in one reporting segment, Temperature Recorder Operations.

Temperature Recorder Operations

        The Company's temperature recorder activities include production and distribution of graphic temperature recording instruments, the sale and distribution of electronic temperature and humidity recorders (sold for non-transit quality monitoring purposes as well as for transit monitoring), production and distribution of visual indicator labels, the sale of fixed based temperature monitoring systems, and the sale and distribution of various temperature sensing probes and thermometers. The Company also performs contract manufacturing.

        The graphic temperature recording instruments, known as temperature recorders, are self-contained, battery-powered and designed to create a graphical "time vs. temperature" record. The electronic temperature recorders are battery-powered devices that record temperature in a computer memory chip. The data is later retrieved by transferring the information to a personal computer.

        The graphic recorders are marketed under the trade name Cox Recorders and produce a record which is documentary proof of temperature conditions useful for compliance with governmental regulations, the monitoring of performance of refrigerated carriers, and for claims in the transport of valuable perishables such as produce, meat, pharmaceuticals, chemicals, live plants and animal material. The electronic temperature recording products are used for the same purpose, but also are used for internal checking of temperature conditions in storage and processing. The visual indicator label product determines the exposure of a stored or shipped temperature-sensitive commodity.

        In previous years, the Company manufactured two separate graphic recorders. The Cox(1) and Cobra(R) record the air temperature in a truck or container. Both are used primarily in transit monitoring of temperature variations. Manufacture of the Cobra(R) design was halted during fiscal 2001 due to a declining demand for the product.

        The Company sells two different types of electronic "data loggers" which are manufactured by an offshore contractor. The Tracer(R) product line, which can record data for both temperature and humidity, is a research-grade instrument used in a broad variety of laboratory, environmental, process control, and quality assurance applications. A lower cost electronic data logger, the DataSource(R), is used primarily for transit temperature monitoring and recording. Both loggers deliver their data via a cable link to a personal computer using specialized software.

        Several large grocery store chains and food wholesale distribution companies currently either require their shippers to use the DataSource(R) product exclusively when shipping perishable products to their distribution centers, or they accept DataSource(R) as well as other data loggers. The Company is currently in discussions with other retail and wholesale food distributors that have shown interest in using the DataSource(R) product in their operations as well as in discussion with manufacturers of temperature sensitive products about the use of the DataSource(R) product. Management is encouraged by the recent increase in sales of this product and has hired additional sales personnel to introduce the DataSource(R) product to other potential users. Management cannot predict whether the current users of the DataSource(R) product will continue using it nor can they predict if the current discussions will result in creating additional users of the DataSource(R) product.

        The Company purchases for resale the TempList(R), which is a data collection or "listing" temperature recorder that is used for point-of-measurement recording. The TempList(R) delivers the data via a cable link to a personal computer using specialized software. The Company also purchases digital thermometers with penetration probes for resale from a variety of manufacturers.

        During fiscal 2003 the Company began selling fixed base temperature monitoring systems which are designed to monitor facilities such as warehouses, coolers, processing rooms, as well as other temperature sensitive facilities. These wireless systems are designed to use multiple permanently mounted temperature sensors that communicate the temperature by radio frequency to a server device. The system has an integral software component that automatically records the temperature and has the ability to send alerts when pre-determined temperature parameters have been exceeded. Remote access to the data via the internet is an optional feature. The Company acts as a reseller of these fixed base systems.

        The Cox(1) product accounts for approximately 71% of the Company's revenues. The balance of revenue is accounted for through the sale of electronic data loggers, probes and other temperature monitoring products.

        During fiscal 2002, the Company contracted with a third party to manufacture and assemble certain base versions of the Cox(1) units at an offshore location. During fiscal 2003, that offshore location supplied approximately 40% of the total number of units utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Belmont facility will continue to manufacture and assemble a certain percentage of the base Cox(1) units while increasing the number of units supplied by its offshore source. If necessary, the production capabilities of the Belmont facility can be expanded to meet the total demand for all Cox(1) units. The Company's current plans are to continue assembling special-use Cox(1) units in the Belmont facility. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

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

        The temperature recorder operations of the Company are not dependent upon a single or a few customers. However, the Company does have business relationships with several large retail customers and foreign distributors that, if severed, could have a material adverse effect upon the earnings or the financial position of the Company. Backlog of orders is not a major factor in the temperature recorder operations of the Company.

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

        The Company generally does not maintain company owned distribution entities. However, in 1999, the Company established Cox Recorders Australia to retain its market share and presence in this geographic area. Except for this subsidiary, all distributors are contracted. All other distribution and sales operations are through individual sales persons operating on salary, sales commission basis or salary plus incentive basis.

Vitsab(R) Product

        Vitsab(R) is a relatively new technology that employs enzymatic color indicators inside a transparent label to show the amount of temperature exposure of a stored or shipped temperature-sensitive commodity. The enzyme indicator reaction is activated at the beginning of the monitoring period by applying pressure on a plastic bubble strip that is a structural part of the label. This strip contains sealed packets of non-toxic liquids that are broken by pressure. These non-toxic liquids mix to form the indicating solution.

        These labels are programmable devices that run as a "biological clock" parallel to the biological clock of the product it is set to monitor. They integrate both time and temperature and give a visual indication which parallels the monitored food or drug product as it reaches a certain definable state. This device is known as a TTI (time-temperature integrator).

        The Company produces two distinct Vitsab(R) TTI configurations: a "three dot" indicator (for wholesale distribution of perishables) and a "one dot" indicator (primarily for food safety and consumer packages). Each product is produced on automated machinery.

        The Company is in the final stages of the development, production and marketing of the Vitsab(R) products. Final development of this technology continues to require substantial effort to refine the manufacturing procedures to achieve a reliable and consistent product delivery. In addition, the chemical formulation of the label itself, including the specific chemical nature of the enclosure, continues to require testing and validation. During fiscal 2003, the Vitsab(R) line of products generated approximately 3% of the Company's total revenues.

        The source and availability of certain raw materials may be a critical and significant factor for the Vitsab(R) TTI if it begins production in significant volumes. The Company's current plans are to manufacture the Vitsab(R) TTI at the Belmont, North Carolina location.

        In April 2001 the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden. The option agreement gave the Purchaser until November 30, 2001 to exercise the option. On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and thereafter on a month-to-month basis. On April 15, 2002, the Purchaser notified the Company that he was terminating the agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the agreement until September 15, 2002, and then on a month-to-month basis. On December 10, 2002, the Company executed an additional amendment with the Purchaser that extended the option period until March 31, 2003. On March 15, 2003, the Company, under a Share Purchase Agreement, sold all of its shares in Vitsab Sweden to the Purchaser. The purchase price for all of the Company's shares in Vitsab Sweden was $1.00. Additionally, the Purchaser is under an obligation to make monthly payments of $6,000 to the Company, which obligation commenced on the first month after the sale and ends in June 2004. Upon completion of these payments by Purchaser, the Company will transfer title and ownership of certain equipment located at the Malmo, Sweden location. Should the Purchaser fail to make any payment within 30 days of its due date, it will forfeit its ownership rights in the assets, and the Company will be entitled to take immediate possession of those assets.

        In connection with the sale of the Company's shares in Vitsab Sweden to the Purchaser, the Company granted Vitsab Sweden a ten-year, exclusive, royalty-bearing license to manufacture, sell and distribute Vitsab(R) products in certain European countries designated in the agreement. The royalty will be based on the volume of Vitsab(R) products sold by Vitsab Sweden, and will be paid to the Company on a quarterly basis. The Company does not anticipate that the sales of Vitsab(R) products through the Vitsab Sweden license will represent a significant portion of the Company's overall sales of Vitsab(R) products.

         The Company's entire Vitsab(R) operation has been largely dependent on one customer. That customer has been testing these products for use in the distribution of their perishable products. On September 5, 2002 the Company received notification from the customer that it was not going to continue with the pilot program. The Company also received notification from the largest user of Vitsab(R) products in that customer's pilot program that they will continue to purchase and use the Vitsab(R) product in their operations. The Company continues to manufacture and sell the Vitsab(R) products to the largest user in the pilot program and other customers. The Company added several new customers during the fiscal year.

        The Company's existing manufacturing equipment located in Belmont has the capacity to produce enough of the Vitsab(R) products to meet the currently projected demands of the current customer base. The labels have proved to perform as effective time-temperature monitors.

        The Company's visual indicator label operations previously included the development, production and distribution of FreshTag(TM) food spoilage indicators. FreshTag(TM) is based on a licensed and patented technology developed by the U.S. Food and Drug Administration ("FDA") that enables the detection of specific chemical compounds that signal the incipient spoilage of seafood and other food types. Effective April 10, 2002 the Company terminated the Patent License Agreement. The Company had no significant operations related to the FreshTag(TM) product.

Oilfield Operations

        Until September 30, 2002, the Company owned working interests through subleases in developed oil and gas properties located in California. These developed properties contained drilled wells that were capable of producing crude oil or natural gas. The Company attempted to manage and improve production in the fields by employing an independent oilfield operator through several contractual agreements dating back to 1999.

        As previously disclosed in prior years, the sublessor had declared these subleases in default due to the failure by the Company to meet certain well drilling requirements. In May 2000, the Company paid the sublessor $50,000 to cure the default. By agreement and amendment to the subleases, the sublessor acknowledged that all drilling requirements had been fulfilled, that the Company had no further obligation to drill any additional wells, that any and all notices of default were canceled, and that the subleases were in full force and effect.

        As a result of the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company was of the opinion that $300,000 of net assets should be recognized as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company determined that no change in the valuation of this asset was necessary for fiscal 2002.

        On July 31, 2001, the operator filed a lien against the subleased properties. On January 29, 2002, the operator filed a lawsuit (the "Oilfield Litigation") against the Company, two of its current officers and a former officer, claiming breach of contract, fraud and damages totaling approximately $87,000. At April 30, 2002, the Company accrued $90,000, which was the balance of capital and related interest that the operator invested into the subleases under an agreement with the Company and to which he had a reasonable claim.

        On March 21, 2002, the Company received an offer from a group, which includes the operator of the subleases, to purchase the oil subleases for approximately $362,000. The lien filed by the operator would be paid out of the proceeds in order to have the lien filed on the subleases released. The offer was accepted on March 25, 2002, and the parties began to draft the definitive purchase and sale agreement. The purchase and sale agreement was executed by both parties on June 3, 2002. The purchaser was required to deposit $50,000 into an escrow account within two business days upon execution of the agreement. These funds were never deposited into the escrow account by the purchaser. In a letter dated June 20, 2002, the Company notified the purchaser that it was in default of the purchase and sale agreement and therefore the agreement had been terminated. On July 11, 2002, the Company executed an addendum to the original purchase and sale agreement with the same purchaser after receiving a $25,000 non-refundable deposit. The closing of the transaction took place on September 30, 2002. At closing, the Company received an additional $50,000, net of transaction fees. The balance of the sale price was comprised primarily of a promissory note payable to the Company in the amount of $175,000 and a payment of $87,000 to the operator of the oilfield subleases to settle the Oilfield
Litigation. The operator of the oilfield received the $87,000 payment on September 30, 2002 and the Oilfield Litigation was settled as of that date. The

Company received the first installment under the note in the amount of $100,000 on January 30, 2003, and the last installment in the amount of $75,000 on May 30, 2003. Proceeds from both installments were reduced by a $9,000 sales commission paid to a third party.

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

Research and Development

        No research and development expenses were incurred during fiscal 2003 or 2002 due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product. Research and development expenses were $345,393 for the fiscal year ended 2001.

Government Regulation

        The Company is not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally and any export controls and import controls, which may apply to our products. Many of the Company's customers' products, however, are subject to extensive regulation by agencies such as the FDA. The Company designs and manufactures its products to ensure that its customers are able to satisfy a variety of regulatory requirements and protocols established to, among other things, avoid the spoiling of perishable goods such as produce, meat, pharmaceuticals and chemicals.

        The regulatory environment in which customers operate is subject to changes due to political, economic and technical factors. In particular, as use of temperature recording and monitoring technology expands and as national governments continue to develop regulations for this technology, customers may need to comply with new regulatory standards. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of sales by the Company to its customers.

Employees

        On June 1, 2003, the Company had 64 full-time employees compared to 78 on June 1, 2002. A significant portion of this 18% decrease in full-time employees is due to the termination of seven assembly employees as the Company outsourced a large portion of its Cox(1) manufacturing to a third party. The balance of the decrease was due to the attrition and consolidation of certain corporate and sales activities. None of the Company's employees are covered by collective bargaining agreements. Relations between the Company and its employees are generally considered good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                    Date Elected
 Name and Age (1)                  Title (1)                         An Officer
 ----------------                  ---------                         ----------
Dr. James L. Cox         Chairman, President and                      08/01/95
     Age - 58                 Chief Technology Officer
David K. Caskey          President - Cox Recorders Division           11/01/97
     Age - 41
Brian D. Fletcher        Co-Chief Executive Officer and               03/10/00
     Age - 41                 Director of Marketing
James R. McCue           President - Vitsab Division                  03/12/00
     Age - 45
Kurt C. Reid             Co-Chief Executive Officer and               03/10/00
     Age - 43                 Chief Operating Officer
John R. Stewart          Chief Financial Officer                      06/11/03
     Age - 55                 and Secretary

----------
(1)      As of June 30, 2003

        The present terms of all officers extend to August 29, 2003, the date of the next annual meeting of shareholders and the annual meeting of the Board of Directors, or until their successors are elected and qualified.

        Dr. James L. Cox has been employed by the Company as President for more than five years and as Chief Technology Officer since April 1, 2003. Prior thereto and for more than five years, he was employed by the Company as Chief Executive Officer. He has served continuously as Chairman for the past five years.

        David K. Caskey has been employed by the Company as President of the Cox Recorders Division for the past five years.

        Brian D. Fletcher has been employed by the Company as Co-Chief Executive Officer and Director of Marketing since April 1, 2003. Prior thereto and since March 10, 2000, he was employed as Chief Operating Officer. Prior to joining the Company, he was a private investor for more than the previous two years.

        James R. McCue has been employed by the Company as President of the Vitsab Division since March 21, 2000. Prior to joining the Company, he was employed in marketing with Hill-Rom Company, a division of Hillenbrand Industries for more than the previous two years.

        Kurt C. Reid has been employed by the Company as Co-Chief Executive Officer since April 1, 2003 and Chief Operating Officer since March 10, 2000. Prior to joining the Company, he was a private investor for more than the previous two years.

        John R. Stewart has been employed by the Company as Chief Financial Officer and Secretary since June 11, 2003. Prior to joining the Company, he was self-employed as an independent accounting and financial consultant for more than the previous five years.

ITEM 2.  PROPERTIES

        The Company has leased manufacturing facilities located in Belmont, North Carolina. The Company also had a leased manufacturing facility in Malmo, Sweden until March 2003. The facility in Belmont serves as the Corporate Office and in the capacity of manufacturing and distributing the Company's products. The Malmo facility was used for the limited production of the Vitsab(R) product. The Company also leases office space in Upland, California, to support the sales and distribution functions.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not involved in any legal proceedings presently.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On January 20, 2003, the Company entered into a Stock Purchase Agreement (the "TI Stock Purchase Agreement") with Technology Investors, LLC ("TI"), an affiliate of certain executive officer and directors of the Company, pursuant to which TI agreed to purchase and the Company agreed to sell 12,500,000 shares of the Company's Common Stock at a price of $0.06 per share, for a total purchase price of $750,000. This transaction was submitted to the Company's shareholders for their approval at a special meeting of the shareholders on March 12, 2003. With a quorum of shareholders present, a motion was made and seconded to approve the TI Stock Purchase Agreement, and the motion was passed by a unanimous vote of those present in person or represented by proxy. The transaction was consummated on March 19, 2003. TI, together with Mr. Fletcher and Mr. Reid and their affiliates, now collectively own and control beneficially an aggregate of 15,594,966 shares of the Company's Common Stock, or approximately 38% of the Company's issued and outstanding common stock. These figures include the 2,662,000 shares of the Company's Common Stock that TI may obtain by converting its existing promissory note, but exclude the options that Mr. Fletcher and Mr. Reid own to purchase, in the aggregate, 3,000,000 shares of the Company's Common Stock, which options become exercisable on September 12, 2003.

        A more detailed description of this transaction can be read in the Proxy Statement, dated March 12, 2003, which was mailed to shareholders on February 6, 2003.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

        The Company's Common Stock is traded on the nationwide over-the-counter market and is listed under the symbol "coxt.ob" on the electronic bulletin board provided by the National Quotation Bureau, Inc.

        The table below presents the reported high and low common stock sale prices for each quarter of fiscal 2003 and 2002. The Company has not declared any dividends during the last two fiscal years.


                             2003                               2002
                      -----------------------------------------------------
                      High         Low                 High            Low
                      ----         ---                 ----            ---
First Quarter         $0.30       $0.07                $0.45          $0.27
Second Quarter        $0.15       $0.06                $0.38          $0.20
Third Quarter         $0.08       $0.02                $0.52          $0.29
Fourth Quarter        $0.07       $0.04                $0.28          $0.07

        At July 14, 2003, the Company had approximately 2,062 holders of record of the Company's Common Stock.

        The  table  below  presents  the  information   related  to  the  equity
compensation plans that have been previously approved by shareholders and equity compensation plans not approved by shareholders, as of April 30, 2003.

                                             Number of securities    Weighted-average
                                              to be issued upon      exercise price of       Number of securities
                                                 exercise of            outstanding        remaining available for
                                             outstanding options,    options, warrants      future issuance under
                                             warrants and rights        and rights        equity compensation plans
                                             --------------------    -----------------    -------------------------
Equity compensation plans approved by
security holders (2000 Stock Incentive             5,218,000              $ .1885                 2,028,972
Plan)

Equity compensation plans not approved by
security holders (Non-Qualified Stock              6,652,500              $ .6568                     --
Option Agreements)
                                             --------------------    -----------------    -------------------------
Total                                             11,870,500              $ .4510                 2,028,972
                                             ====================    =================    =========================

        Since its inception, the Company has not paid any cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

        The following is a list of all unregistered stock issued during the last three fiscal years.

Fiscal 2003

        Pursuant to an April 10, 2001 amendment to an agreement between the Company and BEN Acquisition, LLC, dated June 23, 2000, the Company issued 10,000 shares of restricted stock to each of the three members of BEN Acquisition, LLC on July 18, 2002. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

        Pursuant to the TI Stock Purchase Agreement, the Company issued 12,500,000 shares of restricted stock to TI. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

Fiscal 2002

        Pursuant to an April 10, 2001 amendment to an agreement between the Company and BEN Acquisition, LLC, dated June 23, 2000, the Company issued 9,500 shares of restricted stock to each of the three members of BEN Acquisition, LLC on November 20, 2001. The shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

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

Fiscal 2001

        Pursuant to an agreement between the Company and Mr. Jens Rask, under which Mr. Rask provided consulting services, the Company issued to Mr. Rask 50,000 shares of restricted stock. The shares were issued under the exemption set forth in Rule 701 of the Securities Act of 1933.

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

Fiscal Years Ended April 30,             2003            2002            2001           2000(2)        1999
----------------------------             ----            ----            ----           -------        ----
Sales                               $ 8,773,852     $ 8,627,103     $ 9,709,561     $ 9,710,976    $ 8,954,544
Income (loss) from operations       $   413,556    ($ 4,826,969)   ($ 6,149,417)   ($ 1,955,191)   $   163,292
Basic and diluted net income
     (loss) per average common
     share                               $  .00         ($  .20)        ($  .27)        ($  .09)        $  .01
Weighted average number of
     Common shares outstanding       27,907,224      25,360,071      24,661,104      24,222,547     21,368,188
Total assets                        $ 3,512,201     $ 4,072,391     $ 8,654,189     $14,369,529    $12,877,192
Stockholders' equity (deficit)     ($ 1,500,418)   ($ 2,305,523)    $ 2,528,355     $ 9,041,805    $10,025,938
Long-term debt (1)                  $ 4,189,893     $ 3,233,913     $ 3,090,044     $ 2,908,359    $   581,374

----------
(1)      Excludes current maturities
(2)      As restated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2003

        The Company operates in one reporting segment, Temperature Recorder Operations. The "Temperature Recorder Operations" segment involves the production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator labels.

        Revenues from sales increased $146,749, or approximately 2% in fiscal 2003 as compared to fiscal 2002. As a whole both unit sales and average selling price remained relatively flat in fiscal 2003. For fiscal 2003, revenues from data logger sales increased by approximately $608,000, or approximately 41%, over revenues from sales of the same product in fiscal 2002, while revenues from sales of graphic recorders decreased by approximately $491,000, or approximately 7%, over revenues from sales of the same product in fiscal 2002. During fiscal 2003, revenues from the sale of graphic recorders represented approximately $6,260,000, or approximately 71%, of total revenues, revenues from the sale of electronic data loggers represented approximately $2,080,000, or approximately 24% of total revenues, revenues from the sale of probes and related products represented approximately $137,000, or approximately 2%, of total revenues and revenues from the sale of Vitsab(R) products represented approximately $279,000, or approximately 3%, of total revenues. Revenues from the sale of other miscellaneous products represented less than 1% of total revenues.

        Cost of sales decreased by $519,133, or approximately 10%, as compared to fiscal 2002. The decrease was realized principally because of a reduction in labor costs and related fringe benefits, lower raw material costs, and the lower cost of units purchased from an offshore contract manufacturer. The Company also experienced lower cost in the areas of freight and postage and shop supplies used in manufacturing. These decreases in cost were partially offset by increased cost of retriever fees.

        The Company continues to contract with a third party to manufacture and assemble certain base versions of the Cox(1) units at an offshore location. During fiscal 2003, this location supplied approximately 40% of the total number of units utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Company's current plans are to continue assembling special-use Cox(1) units in the Belmont facility. The Belmont facility will also continue to manufacture and assemble a certain percentage of the base Cox(1) units. If necessary, the production capabilities of the Belmont facility can be expanded to meet the total demand for all Cox(1) units. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

        General and administrative expenses for fiscal 2003 decreased $494,841, or approximately 19%, as compared to fiscal 2002. This decrease is due to lower costs associated with bad debt, labor, legal fees and outside services, partially offset by increases in insurance premium costs and other general expenses.

        Selling expenses for fiscal 2003 decreased $203,543, or approximately 16%, as compared to fiscal 2002. The decrease is due to lower sales salaries, commissions, trade show expenses, travel expenses and freight out expense, partially offset by increases in advertising, temporary labor and outside sales services expenses.

        No research and development costs were incurred during fiscal 2003 as the Company reached the final development stages of the Vitsab(R) product.

        Depreciation expense in fiscal 2003 decreased $117,049, or approximately 27%, as compared to fiscal 2002. The decrease occurred principally because older assets of the Company are becoming fully depreciated.

        Amortization of patents and goodwill decreased $221,613, or approximately 86%, in fiscal 2003 as compared to fiscal 2002. Amortization of patents was essentially equal between fiscal 2003 and 2002 and the decrease is directly related to the impairment of goodwill during fiscal 2002.

        Other income (expense) decreased $38,035, or approximately 20%, in fiscal 2003 as compared to fiscal 2002. The decrease was primarily attributable to the cessation of option payments for the purchase of the Company's wholly owned subsidiary, Vitsab Sweden, upon the consummation of the sale of the subsidiary. Other expenses decreased because the Company is no longer paying patent licensing fees.

        Interest expense decreased $71,004, or approximately 13%, in fiscal 2003 as compared to fiscal 2002. The decrease was primarily attributable to interest expense in fiscal 2002 related to the construction of manufacturing equipment that will not be completed, and that did not reoccur in fiscal 2003. Interest payments to Centura decreased due to the retirement of a portion of the debt balance payable to Centura. These decreases were substantially offset by the interest that accrued on the $2,500,000 note payable to TI, dated March 10, 2000, that becomes due in March 2005.

        The decrease in inventory of $237,072 is related to the decrease in the number of units in finished goods inventory and a decrease in work-in-progress inventory. The Company has also lowered its costs of purchasing raw materials through negotiations with vendors. Decreased direct labor and benefits costs and overheads incurred in the production of the Cox(1) units resulted in a decrease in the valuation of finished goods. The Company also established a $50,000 reserve for slow moving or obsolete inventory in fiscal 2003.

        The net decrease in property and equipment of $258,940 is primarily due to depreciation and the transfer of assets owned by the Company related to Vitsab Sweden. This decrease was partially offset by the acquisition of approximately $84,000 of new assets.

       Liquidity and Capital Resources

        The Company derives cash from operations, equity sales, and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations appears adequate to meet cash requirements and commitments of the Company during the 2004 fiscal year.

        In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of April 30, 2003, the principal and accrued interest of $3,327,500 would be converted into 2,662,000 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note.

        The Company's cash flow from operations is currently not adequate to retire the TI Note, and it is unlikely that cash flow will increase in an amount sufficient for the Company to meet its obligations under the TI Note when the principal and accrued interest become due on March 10, 2005. TI has indicated that, in the event the Company becomes unable to meet its obligations under the TI Note, TI may be willing to explore alternative financing arrangements, including a restructuring of the TI Note prior to its due date. Alternatively, the Company may seek a cash infusion elsewhere, through a separate debt or equity offering, a strategic partnership or some form of business combination. The Company may consider any or all of these alternatives in the event it becomes unable to meet its debt obligation to TI, but there can be no assurance that any deal will be consummated on terms acceptable to both the Company and TI or another third party. Without such an arrangement, it is highly likely that the Company would default on its obligations under the TI Note, at which time TI would be entitled to exercise any and all remedies available to it under the TI Note and applicable law, including bringing suit against the Company and its assets. Should TI seek to enforce its right to timely repayment of the TI Note, there is a risk that the Company will not be able to continue as a going concern.

        On July 13, 2000 the Company entered into a five-year term loan ("Term Loan") with its primary lender, Centura in the amount of $1,190,000. Initial principal payments of $9,920, in addition to accrued interest, were due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan was Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,313, in addition to accrued interest, were due monthly until July 13, 2005.

        On July 13, 2000 the Company also established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan"), subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan was Centura's prime rate plus .25% per annum and was due monthly beginning in August 2000. The principal of the Revolving Loan was due on September 2, 2001.

        On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest would accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified Agreements until January 31, 2002, so long as the Company continued to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002. As a result, the full balance of theses loans was classified as current portion of long-term debt at April 30, 2002.

        The Company borrowed $1,000,000 related to this line of credit at April 30, 2002. On June 7, 2002, the Company paid $200,000 down on the amount outstanding on this line of credit, leaving a balance of $800,000.

        Centura also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company had advanced approximately $842,000 in progress payments on the cost of both pieces of equipment, of which $464,000 had been advanced directly by Centura. Through January 31, 2002, the Company had accrued and paid approximately $57,000 of interest related to the progress payments made by Centura on behalf of the Company.

        In November 2001, the Company met with representatives of the engineering firm that designed, and was in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems were preventing the engineering firm from delivering a machine that would meet the Company's production requirements at the agreed upon fees. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current state of development. The date of completion of the new production equipment, if ever, will be determined at a later date.

        As a result of the indefinite delay in the design and construction of the equipment, the Company and Centura agreed to execute documents on February 21, 2002 that converted the $464,000 advanced under the lease by Centura to a five-year note payable ("Lease Loan"), effective January 31, 2002. The executed documents also incorporated the note into the Modified Agreements. The interest rate on the note was the 30-day LIBOR plus 500 basis points per annum, with monthly payments of $7,700 plus accrued interest. The maturity date of the note was July 31, 2002.

        On July 31, 2002, the Company executed documents with Centura that extended the maturity date of the Term Loan, the Revolving Loan and the Lease Loan ("Loans") to October 31, 2002 and decreased the amount available on the Revolving Loan from $1,000,000 to the then outstanding balance of $800,000.

        On December 1, 2002, the Company executed documents with Centura that extended the maturity date of the Loans to March 15, 2003. Under this new arrangement, the Company continued paying the current monthly principal payments plus accrued interest on the Loans during this forbearance period. This extension gave the Company additional time to procure additional debt or equity funding to allow the Company to decrease the amount owed to Centura by an additional $450,000 (the "Loan Reduction"). The Company was required to reduce the amount of principal outstanding under the Loans to $1,215,000, including the Loan Reduction, by March 15, 2003. The Loan Reduction was in addition to the Company's normal monthly principal payments due on the Loans and the $91,000 payment that the Company received on January 30, 2003 from the purchaser of the oilfield subleases.

        On March 19, 2003, the Company executed with Centura: (a) an amendment to the loan agreement, (b) a promissory note and (c) a security agreement. The amendment to the loan agreement required among other considerations that the outstanding Term Loan, Revolving Loan and Lease Loan should not exceed a combined balance of $1,214,999. Also, under this agreement the aforementioned notes would be amended and restated to one promissory note. Principal payments on the note are $30,000 plus accrued interest beginning April 15, 2003 and continuing each month thereafter through August 19, 2006. The interest rate on the outstanding principal is calculated at the bank's 30-day LIBOR base rate plus 4% per annum (5.32% on April 30, 2003). On the first day of the month after the principal balance has been paid equal to or less than $800,000, the interest rate will decrease to the bank's 30-day LIBOR base rate plus 3% per annum provided there is no event of default. Effective October 1, 2003, the Company will be required to submit a monthly borrowing base calculation in support of the loan balance and would be required to pay a sufficient principal payment to reduce the loan balance to the amount supported by such borrowing base. The borrowing base is defined as the sum of 80% of the eligible accounts receivable and 35% of the eligible inventory of the Company.

        On May 19, 2003, the Company executed a note modification agreement to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The May 19, 2003 modification reduced the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum.

       Off-Balance Sheet Arrangements

        The Company is not a party to or bound by any long-term guaranteed purchase agreements. The Company procures raw materials used in its manufacturing process using a standard purchase order form. A small number of purchase orders may extend out to a life of six months and, on rare occasions, up to one year. The terms and conditions presented in the purchase order provide for several situations by which an order could be canceled or stopped during the fulfillment of the order. The Company would be liable for goods already delivered under a purchase order or costs incurred by a vendor for unfinished goods manufactured specifically for the Company that are not standard products of the vendor, plus a reasonable profit on such unfinished goods. The Company does not believe the cancellation by the Company of any of its purchase order agreements would have a material adverse effect on the liquidity or operations of the Company. Except as set forth above, the Company has not entered into any financial derivative transactions or other off-balance sheet arrangements for risk management or financing purposes.

        Contractual Obligations

        The amounts set forth below represent the Company's material contractual obligations to be paid in future periods:

                                                          Payments due by period
                                                          ----------------------
                                                          Less than                                   More than
Contractual obligations                      Total          1 year       1-3 years      3-5 years      5 years
-----------------------                      -----          ------       ---------      ---------      -------
10% Senior Subordinated Convertible
Note due March 2005                       $3,327,500     $     --       $3,327,500     $     --       $     --
Note payable to bank                       1,184,999        360,000        720,000        104,999           --
Unsecured note payable                        12,000         12,000           --             --             --
Capital leases                               196,172        158,780         37,392           --             --
Operating leases                             137,419        119,254         18,165           --             --
Purchase obligations                            --             --             --             --             --
---------------------------------------   ----------     ----------     ----------     ----------     ----------
Total                                     $4,858,090     $  650,034     $4,103,057     $  104,999     $     --
=======================================   ==========     ==========     ==========     ==========     ==========


        Critical Accounting Policies

        The Company's accounting and reporting policies are in accordance with accounting principles general accepted in the United States of America. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of estimation. We have identified the following policies as being particularly sensitive to estimate or otherwise critical based on the potential impact on the financial statements: revenue recognition, asset impairment, stock options, and income taxes. We periodically review these policies, the estimation processes involved, and the related disclosures.

        Revenue recognition - Revenue is recognized as products are shipped, net of an allowance for estimated returns.

        Asset impairment - Goodwill is evaluated for impairment annually, or more frequently when there are indications of impairment. Based on an analysis of acquired goodwill as of April 30, 2002, the goodwill previously recorded was deemed impaired and was written off as of that date. Specifically identified intangible assets subject to amortization, such as patents, and long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During fiscal year 2002, it was determined that the carrying amount of certain equipment under development was not recoverable, and an impairment loss was recognized in the period ended April 30, 2002.

        Stock options - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which disclosures are presented in Note 1, "Significant Accounting Policies - Stock-based Compensation." In accordance with this policy, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and related interpretations. No stock-based compensation cost is reflected in net income for options granted under those plans having an exercise price equal to the market value of the underlying common stock on the date of grant.

        Income taxes - The Company accounts for income taxes using the asset and liability method. As of April 30, 2003, the Company has approximately $4.3 million of deferred tax assets related principally to net operating loss carry forwards and impairment losses recognized for financial reporting purposes. A valuation allowance has been recorded to offset these deferred tax assets. The ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There can be no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Should the Company determine that it would be able to realize some or all of the deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

        Quantitative and Qualitative Analysis

        The Company has identified certain areas that potentially subject it to significant concentrations of credit risk. These areas for potential risk include cash and cash equivalents and trade accounts receivable. At times, cash balances at financial institutions are in excess of FDIC insurance coverage. The cash balances are maintained at financial institutions with high credit - quality ratings and the Company believes no significant risk of loss exists with respect to those balances. Credit risk associated with trade accounts receivable is generally diversified due to the large number of entities comprising the customer base. The Company believes that amounts reported for cash and cash equivalents and trade accounts receivable are considered to be reasonable approximations of their fair values due to their short term nature.

Fiscal 2002

        Prior to fiscal 2002, the Company had two operating segments: (1) Temperature Recorder Operations and (2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix, Arizona office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in its Phoenix office were transferred to the Corporate Office in Belmont, North Carolina. The Company entered into an agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of the inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company determined that $300,000 of net assets should be accounted for as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company determined that no change in the valuation of this asset was necessary for fiscal 2002. The Company sold the oilfield subleases on September 30, 2002 and now operates in one reporting segment, Temperature Recorder Operations.

        Temperature Recorder Operations

        Revenues from sales decreased $1,082,458, or approximately 11% in fiscal 2002 as compared to fiscal 2001, due to a 13% decrease in the number of Cox(1) units sold as a result of decreased demand and a 4% decrease in average sales price. Sales of DataSource(R) units increased approximately 129%, slightly offset by a 4% decrease in average sales price during fiscal 2002. During fiscal 2002, a large grocery store chain started requiring its shippers to use the DataSource(R) units exclusively. Fiscal 2002 reflects a 22% decrease in the number of Tracer(R) products sold and a 4% decrease in average sales price.
During fiscal 2002, revenues from the sale of graphic recorders represented $6,751,000 or approximately 78% of total revenues, revenues from the sale of electronic data loggers represented $1,472,000 or approximately 17%, revenues from the sale of probes and related products represented $129,000 or approximately 2%, and revenues from the sale of Vitsab(R) products represented $112,000 or approximately 1%. Revenues from the sale of oil and other miscellaneous products represented the balance.

        Cost of sales for fiscal 2002 increased $85,162, or approximately 2% as compared to fiscal 2001. The increase was due to increased retriever fees, shipping costs and supplies used in the manufacturing process, partially offset by decreased purchases of raw materials, decreasing labor and benefits costs and postage expenses.

        During fiscal 2002, the Company contracted with a third party to manufacture and assemble certain base versions of the Cox(1) units at an offshore location. During fiscal 2002, this location supplied approximately 6% of the total number of units utilized by the Company. Because of this manufacturing arrangement, the Company realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities.

        General and administrative expenses for fiscal 2002 decreased $2,014,515, or approximately 44% as compared to fiscal 2001. This decrease was due to lower costs associated with legal fees, professional services, salaries, payroll taxes and employee benefits, partially offset by increases in outside services and other general expenses.

        Selling expenses for fiscal 2002 decreased $551,400, or approximately 30% as compared to fiscal 2001. The decrease was due to lower sales salaries, commissions, trade shows and travel expenses.

        No research and development costs were incurred during fiscal 2002 as the Company reached the final development stages of the Vitsab(R) product and halted the development of the EDS(TM) product in fiscal 2001.

        Depreciation and depletion expense in fiscal 2002 decreased $90,422, or approximately 18% as compared to fiscal 2001. There was no depletion expense associated with the oilfield operations recorded in fiscal 2002 as a result of the impairment of the oilfield operations, as discussed in Note 3 to the consolidated financial statements.

        Amortization of patents and goodwill increased $36,261, or approximately 17% in fiscal 2002 as compared to fiscal 2001. This increase was related to the additional goodwill recognized from the acquisition of Vitsab Sweden. In fiscal 2002, the Company evaluated the fair value of goodwill from the acquisition of Vitsab Sweden and determined the goodwill to be impaired and recognized an impairment loss of $2,695,689 in the fourth quarter of fiscal 2002, as discussed in Note 8 to the consolidated financial statements.

        Other income increased $317,335, or approximately 248% in fiscal 2002 as compared to fiscal 2001. This increase was related primarily to the payments received as a result of the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, as discussed in Note 1 to the consolidated financial statements.

        Interest expense increased $28,820, or approximately 6% in fiscal 2002 as compared to fiscal 2001. Reasons for this increase included the increase in interest accrued on the note payable to TI, dated March 10, 2000, in the amount of $2,500,000, interest on the Revolving Loan with RBC Centura Bank ("Centura") and the reclassification of interest paid on progress payments made by Centura, on behalf of the Company, from deposits to interest expense.

        The fiscal 2002 decrease in inventory of $509,824 was related to the decrease in the number of units in finished goods inventory and a decrease in work-in-progress inventory. The Company also lowered its costs of purchasing raw materials through negotiations with vendors. Decreased direct labor and benefits costs and overheads incurred in the production of the Cox(1) units resulted in a decrease in the valuation of finished goods and an increase in cost of goods sold by an equal amount.

        The fiscal 2002 decrease in property and equipment, net of $397,836, was primarily due to depreciation. There were no significant additions or deletions to property and equipment in fiscal 2002.

Fiscal 2001

        The Company had two operating segments in fiscal 2001: (1) Temperature Recorder Operations and (2) oilfield operations and other. For both fiscal 2001 and fiscal 2000, revenues from sales of temperature recording devices represented greater than 99% of the Company's consolidated revenues. Revenues from sales of temperature recording devices were $9,637,075 and $9,700,282 for fiscal 2001 and fiscal 2000, respectively, while revenues from oilfield operations and other revenues were $72,486 and $10,694 for fiscal 2001 and fiscal 2000, respectively.

        Temperature Recorder Operations

        Sales decreased $63,207, or approximately 1% in fiscal 2001 as compared to fiscal 2000, due to a decrease in the number of units sold, lower unit selling prices and an increase in the amount of returned units. Cost of sales for fiscal 2001 decreased $213,864, or approximately 4% as compared to fiscal 2000 due primarily to decreased purchases of recorder units and data loggers, partially offset by increased labor costs, retriever fees, shipping costs and supplies used in the manufacturing process. During fiscal 2001, revenues from the sale of graphic recorders represented $8,252,000 or approximately 85% of total revenues, revenues from the sale of electronic data loggers represented $1,019,000 or approximately 10%, revenues from the sale of probes and related products represented $164,000 or approximately 2%, and revenues from the sale of Vitsab(R) products represented $4,000 or less than approximately 1%. Revenues from the sale of oil and other miscellaneous products represented the balance.

        General and administrative expenses for fiscal 2001 increased $942,719, or approximately 26% as compared to fiscal 2000. The increase was due to salaries, outside services, insurance, payroll taxes, legal fees and rent. Also included in fiscal 2001 was approximately $288,000 of non-recurring charges and write-offs related to a technology investment, the closing of the Phoenix office, an increase in the allowance for bad debts and to legal fees. Offsets to the increase include decreases in travel expenses, professional services and office supplies.

        Selling expenses for fiscal 2001 increased $162,805, or approximately 10%, as compared to fiscal 2000. The increase was due to increases in sales salaries related to the EDS(TM) product, commissions and travel expenses, partially offset by decreases in trade show expenses and professional services.

        Research and development expenses were related to costs incurred for both the EDS(TM) and Vitsab(R) products. Research and development expenses decreased $63,969, or approximately 16%, in fiscal 2001 as compared to fiscal 2000, due to the Company reaching the final development stages of the Vitsab(R) product and the halt in the development of the EDS(TM) product.

        Depreciation and depletion expense in fiscal 2001 increased $80,312, or approximately 19%, as compared to fiscal 2000 primarily due to asset additions. Fiscal 2000 reflects the restatement of $349,713 recorded as a prior period adjustment. All depletion expenses associated with the oilfield operations were written off as a loss on impairment, as discussed in Note 3 to the consolidated financial statements.

        Amortization of goodwill increased $21,751, or approximately 11% in fiscal 2001 as compared to fiscal 2000. This increase was related to the increase in the amount of goodwill resulting from the acquisition of Vitsab Sweden.

        Included in costs and expenses were the costs associated with the development of the EDS(TM) and Vitsab(R) products. During fiscal 2001, the Company incurred $3,044,583 of costs related to the development of these new products. Without these development costs, net loss in the Temperature Recorder Operations for fiscal 2001 would have been ($384,274).

        Other expenses increased $171,546, or approximately 395%, in fiscal 2001 as compared to fiscal 2000 primarily due to a valuation adjustment related to the note due from officer.

        Interest expense increased $326,179, or approximately 192%, in fiscal 2001 as compared to fiscal 2000. The primary reason for this increase was the interest cost related to the note payable to TI dated March 10, 2000 in the amount of $2,500,000 and interest on the revolving line of credit with, and interest accrued on progress payments made by, Centura.

        The fiscal 2001 decrease in accounts receivable was due to the lower sales during the fiscal year and enhanced collection efforts on past due receivables.

        The fiscal 2001 increase in inventory was related to the continued production of recorder units in order to increase on-hand inventory and to purchases of raw material related to the production of the Vitsab(R) product.

        Oilfield Operations and Other

        There were limited oil production operations conducted during fiscal 2001. The Company maintained certain insurance and other compliance matters pertaining to the oilfield operations during this fiscal year. The Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment in the fourth quarter of fiscal 2001.

        The other expenses related to the Phoenix, Arizona office operations, which functioned as a management office for certain of the overall affairs of the Company, the center for administration of oilfield activities and transactions, and as a location for aspects of software development. Effective August 31, 2000, the Company ceased all software development in this office. The Company wrote off this investment in software development of approximately $155,000 in fiscal 2001. Effective October 31, 2000, the Company closed the Phoenix office and transferred the activities of this office to the Corporate Office in Belmont, North Carolina.

Forward-Looking Statements

        Statements contained in this document that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "intend," "plan," and other words and terms of similar meaning in connection with any discussion of future operating and financial performance. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to the Company include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with suppliers, regulatory issues, competition, the effect of weather on customers, exposure to environmental issues and liabilities, variations in material costs and general and specific economic conditions. From time to time, the Company may include forward-looking statements in oral statements or other written documents.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      April 30, 2003  April 30, 2002
                                                                      --------------  --------------
ASSETS
------
CURRENT ASSETS:
      Cash and cash equivalents                                       $    572,149    $    216,042
      Accounts receivable, net                                             964,078       1,072,935
      Inventory, net                                                     1,182,270       1,419,342
      Notes receivable - current portion                                    75,000            --
      Prepaid expenses                                                      17,733          44,832
                                                                      ------------    ------------
          TOTAL CURRENT ASSETS                                           2,811,230       2,753,151

      Property and equipment, net                                          505,688         764,628
      Property held for sale, net                                             --           300,000
      Due from officer, net                                                  8,928          41,067
      Other assets                                                          71,510          64,749
      Patents                                                              114,845         148,796
                                                                      ------------    ------------
          TOTAL ASSETS                                                $  3,512,201    $  4,072,391
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
       Accounts payable and accrued expenses                          $    291,948    $    658,123
       Short-term debt                                                        --         1,000,000
       Current portion of long-term debt                                   530,778       1,485,878
                                                                      ------------    ------------
            TOTAL CURRENT LIABILITIES                                      822,726       3,144,001

OTHER LIABILITIES:
       Long-term debt                                                      862,393         208,913
       Long-term debt - related party                                    3,327,500       3,025,000
                                                                      ------------    ------------
           TOTAL OTHER LIABLITIES                                        4,189,893       3,233,913
                                                                      ------------    ------------
          TOTAL LIABILITIES                                           $  5,012,619    $  6,377,914
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES
-----------------------------
STOCKHOLDERS' DEFICIT:
      Common stock, no par value; authorized 100,000,000
      shares;issued and outstanding; 38,339,094 shares
      at April 30, 2003 and 25,769,684 shares at April 30, 2002       $ 23,252,804    $ 22,593,724
      Accumulated other comprehensive loss                                 (32,591)        (68,168)
      Accumulated deficit                                              (24,696,452)    (24,806,900)
      Less - Notes receivable for common stock                             (24,179)        (24,179)
                                                                      ------------    ------------
          TOTAL STOCKHOLDERS' DEFICIT                                 ($ 1,500,418)   ($ 2,305,523)
                                                                      ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  3,512,201    $  4,072,391
                                                                      ============    ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                   Fiscal Years Ended April 30,
                                          --------------------------------------------
                                                2003            2002            2001
                                                ----            ----            ----
REVENUE:
   Sales                                  $  8,773,852    $  8,627,103    $  9,709,561
                                          ------------    ------------    ------------
COSTS AND EXPENSES:
   Cost of sales                             4,917,048       5,436,181       5,351,019
   General and administrative                2,045,839       2,540,680       4,555,195
   Selling                                   1,057,109       1,260,652       1,812,052
   Research and development                       --              --           345,393
   Depreciation and depletion                  306,349         423,398         513,820
   Loss on impairment                             --         3,537,597       3,062,196
   Amortization of patents and goodwill         33,951         255,564         219,303
                                          ------------    ------------    ------------
     TOTAL COSTS AND EXPENSES                8,360,296      13,454,072      15,858,978
                                          ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                  413,556      (4,826,969)     (6,149,417)
                                          ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Other income (expense)                      151,150         189,185        (128,150)
   Interest expense                           (454,258)       (525,262)       (496,442)
                                          ------------    ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)             (303,108)       (336,077)       (624,592)
                                          ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES              110,448      (5,163,046)     (6,774,009)
Provision for income taxes                        --              --              --
                                          ------------    ------------    ------------
NET INCOME (LOSS)                         $    110,448    ($ 5,163,046)   ($ 6,774,009)
                                          ============    ============    ============
BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE               $        .00    ($       .20)   ($       .27)
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING           27,907,224      25,360,071      24,661,104

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Accumulated                      Subscribed
                                                     Other                           Stock
                                     Common      Comprehensive    Accumulated      Less Note
                                      Stock      Income (Loss)      Deficit        Receivable         Total
                                      -----      -------------      -------        ----------         -----
Balance, April 30, 2000           $ 21,889,449   $       --      ($12,869,845)   $     22,201    $  9,041,805
Comprehensive income (loss)
      Net income (loss)                   --             --        (6,774,009)           --        (6,774,009)
      Foreign currency
        translation adjustment            --         (108,581)           --              --          (108,581)
                                                                                                 ------------
Total comprehensive
  income (loss)                           --             --              --              --        (6,882,590)
Change in subscribed stock, net           --             --              --           (53,332)        (53,332)
 Common stock issued                   422,472           --              --              --           422,472
                                  ------------   ------------    ------------    ------------    ------------
Balance, April 30, 2001             22,311,921       (108,581)    (19,643,854)        (31,131)      2,528,355

Comprehensive income (loss)
      Net income (loss)                   --             --        (5,163,046)           --        (5,163,046)
      Foreign currency
        translation adjustment            --           40,413            --              --            40,413
                                                                                                 ------------
Total comprehensive
  income (loss)                           --             --              --              --        (5,122,633)
Payment on subscribed stock               --             --              --             6,952           6,952
Common stock issued                    281,803           --              --              --           281,803
                                  ------------   ------------    ------------    ------------    ------------
Balance, April 30, 2002             22,593,724        (68,168)    (24,806,900)        (24,179)     (2,305,523)

Comprehensive income (loss)
      Net income                          --             --           110,448            --           110,448
      Foreign currency
        translation adjustment            --           35,577            --              --            35,577
                                                                                                 ------------
Total comprehensive income                --             --              --              --           146,025
Common stock issued                    659,080           --              --              --           659,080
                                  ------------   ------------    ------------    ------------    ------------
Balance, April 30, 2003           $ 23,252,804   ($    32,591)   ($24,696,452)   ($    24,179)   ($ 1,500,418)
                                  ============   ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Fiscal Years Ended April 30,
                                                             2003           2002          2001
                                                             ----           ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income (loss)                                $   110,448    ($5,163,046)   ($6,774,009)
       Adjustments to reconcile net income (loss)
           to net cash from operating activities:
           Depreciation and depletion                       306,349        423,398        513,820
           Amortization of patents                           33,951        255,564        219,303
           Loss on impairment                                  --        3,537,597      3,062,196
           Loss on disposal of property and equipment          --            2,242         22,628
           Gain on sale of property held for sale           (19,503)          --             --
           Loss on sale of subsidiary                        17,013           --             --
           Allowance for doubtful accounts                   19,250          3,190         33,286
           Other                                             13,131        (63,209)        21,783
           Increase in valuation allowance                   32,139         12,499        211,787
                                                        -----------    -----------    -----------
                                                            512,778       (991,765)    (2,689,206)
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                           89,607         65,183        483,425
               Inventory                                    237,072        509,824       (303,551)
               Prepaid expenses                              27,099        (14,339)       (27,380)
               Other receivable and investments                --           19,230          8,586
          Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses       (276,175)        55,345       (329,673)
                                                        -----------    -----------    -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             590,381       (356,522)    (2,857,799)
                                                        -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                  (84,315)       (25,562)       (81,039)
        Proceeds from sale of property held for sale         54,504           --             --
        Equipment under development                            --           28,603       (689,176)
        Collection of note receivable from property
         held for sale                                      100,000           --             --
                                                        -----------    -----------    -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              70,189          3,041       (770,215)
                                                        -----------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock, net                        659,080        281,803        422,472
       Repayment on debt                                 (1,301,620)      (370,813)    (1,273,669)
       Subscriptions receivable                                --            6,952          4,768
       Amounts borrowed under short-term debt                  --          252,548      1,211,452
       Amounts borrowed under long-term debt                302,500        315,000      1,190,000
                                                        -----------    -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (340,040)       485,490      1,555,023
                                                        -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      35,577         40,413       (108,581)
                                                        -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                             356,107        172,422     (2,181,572)
CASH AND CASH EQUIVALENTS, beginning of period              216,042         43,620      2,225,192
                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                $   572,149    $   216,042    $    43,620
                                                        ===========    ===========    ===========

Supplemental Cash Flow Information
Interest paid                                           $   154,787    $   250,262    $   246,442
Income taxes paid                                       $      --      $      --      $      --
Note Receivable resulting from sale of property
  held for sale                                         $   175,000    $      --      $      --


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED APRIL 30, 2003, 2002 AND 2001

          1. SIGNIFICANT ACCOUNTING POLICIES

               Nature of Operations

               Cox Technologies, Inc. (the "Company") is engaged in the business of producing and distributing transit temperature recording instruments, including electronic "loggers," graphic temperature recorders and visual indicator labels, both in the United States and internationally. Temperature recorders and loggers work by creating a strip chart record of temperature changes over time, or record temperatures electronically according to a preset interval ("logging"). Visual indicator labels are a relatively new technology that employs enzymatic color indicators inside a transparent label to show the amount of temperature exposure of a stored or shipped temperature-sensitive commodity. The visual indicator products are marketed under the trade name Vitsab(R). The Company has been involved in the sale and manufacture of both types of transit monitoring products, and has established an international market presence and reputation for reliable temperature recording products.

               In April 2001, the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB ("Vitsab Sweden"). The option agreement gave the Purchaser until November 30, 2001 to exercise the option. On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and thereafter on a month-to-month basis. On April 15, 2002, the Purchaser notified the Company that he was terminating the agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the agreement until September 15, 2002, and then on a month-to-month basis. On December 10, 2002, the Company executed an additional amendment with the Purchaser that extended the option period until March 31, 2003. On March 15, 2003, the Company, under a Share Purchase Agreement, sold all of its shares in Vitsab Sweden to the Purchaser. The purchase price for all of the Company's shares in Vitsab Sweden was $1.00. The Company recognized a loss of approximately $17,000 that is included in other income (expense). Additionally, the Purchaser must make monthly payments of $6,000 to the Company beginning the month after the sale and ending with a final payment in June 2004. Upon completion of these payments by Purchaser, the Company will transfer title and ownership of certain equipment located at the Malmo, Sweden location. Should the Purchaser fail to make any payment within 30 days of its due date, then they will forfeit their ownership rights in the assets and the Company shall be entitled to take immediate possession of those assets. The Company will be paid a quarterly royalty based on the volume of Vitsab(R) products sold by the Purchaser. The Purchaser will have the exclusive right for ten years to manufacture, sell and distribute the Vitsab(R) product in certain countries designated in the agreement

               The Company's entire Vitsab(R) operation has been largely dependent on one customer. That customer has been testing these products for use in the distribution of their perishable products. On September 5, 2002 the Company received notification from the customer that it was not going to continue with the pilot program. The Company also received notification from the largest user of Vitsab(R) products in that customer's pilot program that they will continue to purchase and use the Vitsab(R) product in their operations. The Company continues to manufacture and sell the Vitsab(R) products to the largest user in the pilot program and other customers. The Company added several new customers during the fiscal year.

               Stock-based Compensation

               The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value method of accounting for stock options or similar equity instruments. SFAS No. 123 permits companies to continue to account for stock-based compensation awards under APB No. 25, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had adopted the new method of accounting. SFAS No. 123 has been amended by Financial Accounting Standards Board pronouncement number 148 ("FASB No. 148), "Accounting for Stock-based Compensation - Transition and Disclosure". FASB No. 148 requires prominent disclosure in the annual and quarterly statements of the Company on stock-based compensation.

               The  Company  has  two  stock  option  plans,  the  Stock  Option
          Agreements By and Between Cox Technologies, Inc. and Certain Executives ("Executive Plan") and the 2000 Stock Incentive Plan ("2000 Plan"). In accordance with the Executive Plan, options to purchase an aggregate of up to 6,652,500 shares of the Company's Common Stock were granted to certain executives of the Company. Options generally were granted at the fair market value of the Company's Common Stock determined on the date of the grant. Certain options were granted at an exercise price below fair market value and $600,000 of compensation expense was charged to operations in fiscal 2000. Options from the Executive Plan are exercisable on various dates and expire on various dates. All options under the Executive Plan have been granted. In accordance with the 2000 Plan, up to 8,000,000 shares of the Company's Common Stock can be issued through the use of stock-based incentives to employees, consultants and non-employee members of the Board of Directors. The exercise price of options granted through the 2000 Plan cannot be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. All outstanding options have been granted at the fair market value; therefore, no compensation expense has been recorded. Options from the 2000 Plan are exercisable on various dates from the date of the grant and expire on various dates. Exceptions to the exercise date for both plans are allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control as defined in both plans.

               Options granted, exercised and canceled under both plans for the three years ended April 30, 2003 were as follows:

                            Options           Weighted-Average
                          Outstanding          Exercise Price
                     ---------------------  ---------------------
April 30, 1999                --                     --
     Granted               600,000                 $1.25
     Exercised                --                     --
     Canceled                 --                     --
                        ----------
April 30, 2000             600,000                 $1.25
     Granted             7,310,000                  $.58
     Exercised                --                     --
     Canceled                 --                     --
                        ----------
April 30, 2001           7,910,000                  $.63
     Granted             3,742,500                  $.12
     Exercised                --                     --
     Canceled             (120,000)                 $.38
                        ----------
April 30, 2002          11,532,500                  $.45
     Granted               777,500                  $.11
     Exercised                --                     --
     Canceled             (439,500)                 $.19
                        ----------
April 30, 2003          11,870,500                  $.45
                        ==========

               The Company applies APB No. 25 in accounting for both Plans. Accordingly, compensation cost is determined using the intrinsic value method under APB No. 25. Had compensation cost for both Plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, the Company's net income and earnings per share (EPS) would have been the pro forma amounts shown below for the fiscal years ended April 30. For purposes of pro forma disclosures, the estimated fair value of options is recorded in its entirety in the year granted.

                                        2003            2002             2001
                                        ----            ----             ----
Net income (loss)       As reported   $110,448     ($5,163,046)     ($6,774,009)
Net income (loss)       Pro forma       95,587     ($5,191,687)     ($7,036,503)

Basic and diluted EPS   As reported       $.00           ($.20)           ($.27)
Basic and diluted EPS   Pro forma         $.00           ($.20)           ($.29)

               For purposes of pro forma disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for nonqualified stock option grants in fiscal 2003, 2002 and 2001, respectively:

                                     2003              2002             2001
                                     ----              ----             ----
Risk free interest rate(s)       4.9% to 5.3%      4.8% to 5.2%     4.8% to 6.0%
Volatility factor(s)             285% to 304%      224% to 249%      98% to 243%
Expected life                   7 to 10 years     7 to 10 years    4 to 10 years

               The weighted average fair value of nonqualified stock options granted during fiscal 2003, 2002 and 2001 was $.11, $.12, and $.55, respectively. Options outstanding at April 30, 2003 have exercise prices ranging from $.08 to $1.25, and a weighted average remaining contractual life of 8.2 years. The number of shares and weighted average exercise price of those shares exercisable at the end of each fiscal year was 7,500 shares at $.11 for 2003, 67,500 shares at $.34 for 2002, and 2,697,501 shares at $.55 for 2001.

               Restricted stock was issued out of the 2000 Plan to consultants and employees in lieu of cash payments totaling 30,000 and 723,028 shares, respectively for fiscal 2003 and 2002. At April 30, 2003, there were 2,028,972 shares reserved for issuance under the 2000 Plan.

               Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of Cox Technologies, Inc. (the Company) and its wholly owned subsidiary, Vitsab Sweden, through March 15, 2003, the date it was sold, and Cox Recorders Australia, a 95% owned Australian distribution company. Vitsab Sweden carried out development, production and marketing activities that were a part of the Vitsab(R) operation. Such activities were not considered a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In July 2001 all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. All material intercompany transactions and balances among the Company and its subsidiary companies have been eliminated in the accompanying consolidated financial statements.

               Cash and Cash Equivalents

               For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with a maturity of three months or less.

               Accounts Receivable

               Accounts receivable consist of trade accounts receivable and are stated at cost less an allowance for doubtful accounts. Credit is extended to customers and generally collateral is not required. Management's determination of the allowance for doubtful accounts is based on an evaluation of the accounts receivable, past experience, current economic conditions and other risks inherent in the accounts receivable portfolio. The balance in the allowance for doubtful
          accounts   is  $45,750  and  $65,000  at  April  30,  2003  and  2002,
          respectively.

               Depreciation, Depletion and Amortization

               Depreciation for property and equipment is provided on a combination of straight-line and accelerated cost recovery methods over the respective estimated lives over a range of five to twenty years. Depletion expense for fiscal 2001 was based on production.

               Inventory

               Inventories are stated at the lower of cost determined by the FIFO (first-in, first-out) method or market. Inventory consists primarily of raw material, work-in-process and finished goods related to the transit temperature recording segment. The Company established a $50,000 reserve for slow moving or obsolete inventory in fiscal 2003.

               Goodwill

               Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and was being amortized on the straight-line method over a range of six to seventeen years. Goodwill was written off as of April 30, 2002, therefore no amortization expense was recognized for 2003 (see Note 8 to the consolidated financial statements). Amortization expense charged to operations totaled $220,094 and $200,910 for fiscal 2002 and 2001, respectively. As goodwill was written off as of April 30, 2002, the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" has no effect on goodwill.

               Patents

               The Company owns a number of patents directly related to and important to the Company's business. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective May 1, 2002. Under SFAS No. 142, intangible assets that have finite useful lives are amortized over their estimated useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. Intangible assets with finite useful lives are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires the Company to evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The adoption of the provisions of SFAS 142 did not have a significant impact on the Company's financial position or results of operations. Amortization expense charged to operations totaled $33,951, $35,470 and $18,793 for fiscal 2003, 2002 and 2001, respectively.

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

               Revenue Recognition

               The Company recognizes revenue when products are shipped, net of estimated allowance for product returns.

               Fair Value of Financial Instruments

               Financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses, short-term debt and long-term debt. The amounts reported for financial instruments other than long-term debt are considered to be reasonable approximations of their fair values due to their short-term nature. Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value.

               Comprehensive Income (Loss)

               The Company recorded a foreign currency translation adjustment in
       fiscal  2003,   2002  and  2001  of  $35,577,   $40,413  and  ($108,581),
       respectively. As a result, total comprehensive income was $146,025 as compared to a net income of $110,448 for fiscal 2003, a total comprehensive loss of $5,122,633 as compared to a net loss of $5,163,046 for fiscal 2002 and a total comprehensive loss of $6,882,590 as compared to a net loss of $6,774,009 for fiscal 2001.

               Research and Development Costs

               The costs of research and development activities are charged to operations as incurred.

               Basic and Diluted Earnings Per Share

               Earnings per share have been calculated in conformity with SFAS No. 128, "Earnings Per Share." The Company has a complex capital structure with significant potential common shares. However, basic earnings per common share is based on the weighted average number of common shares outstanding during each year. Potential common shares from the Senior Subordinated Convertible Promissory Note with Technology Investors, LLC ("TI") and stock option grants are anti-dilutive for fiscal 2003, 2002 and 2001 and have been excluded for the earnings per share calculations.

               Reclassifications

               Certain amounts previously reported on the consolidated financial statements have been reclassified to conform to the current period's presentation. Common stock and paid in capital have been combined in their presentation on the consolidated balance sheet and on the consolidated statements of changes in stockholder's equity (deficit).

               Concentrations of Credit Risk

               Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk is generally diversified due to the large number of entities comprising the customer base. At times, cash balances at financial institutions are in excess of FDIC insurance coverage. The cash balances are maintained at financial institutions with high credit - quality ratings and the Company believes no significant risk of loss exists with respect to those balances.

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

               SFAS No. 150 addresses the accounting for certain financial instruments with characteristics of both liabilities and equity, and is effective for interim periods beginning after June 15, 2003. The Company believes the adoption of the provisions of SFAS No. 150 will not have a significant effect on its financial position or results of operations.

          2. INVENTORIES

               Inventory at April 30, 2003 and 2002 consists of the following:

                            2003             2002
                            ----             ----
Raw materials             $328,744         $377,478
Work-in-process            103,059          143,339
Finished goods             800,467          898,525
                        ----------       ----------
                         1,232,270        1,419,342
Less reserve                50,000             --
                        ----------       ----------
      Total             $1,182,270       $1,419,342
                        ==========       ==========

          3. PROPERTY AND EQUIPMENT

               The following is a summary of property and equipment at cost, by major classification, less accumulated depreciation at April 30, 2003 and 2002:

                                                          2003           2002
                                                          ----           ----
Manufacturing Property and Equipment
------------------------------------
Tooling                                                 $518,840       $495,507
Machinery and equipment                                1,567,752      1,558,060
Office furniture and equipment                           175,780        167,538
Leasehold improvements                                   300,665        293,635
                                                      ----------     ----------
                                                       2,563,037      2,514,740
Less: Accumulated depreciation                         2,057,349      1,750,112
                                                      ----------     ----------
     Total manufacturing property and equipment          505,688        764,628
                                                      ----------     ----------
Properties Held for Sale:
-------------------------
Oil and Gas Properties and Equipment
------------------------------------
Intangible drilling costs                                   --          883,023
Lease and well equipment                                    --        1,828,881
Leasehold improvements                                      --          715,891
Undeveloped leases                                          --           72,167
Repurchased participating units                             --        2,608,640
Other                                                       --           24,600
                                                      ----------     ----------
                                                            --        6,133,202
Less: Accumulated depreciation and depletion                --        2,771,006
         Allowance for loss on impairment                   --        3,062,196
                                                      ----------     ----------
     Total oil and gas properties and equipment             --          300,000
                                                      ----------     ----------
          Total property and equipment                  $505,688     $1,064,628
                                                      ==========     ==========

               Until September 30, 2002, the Company owned working interests through subleases in developed oil and gas properties located in California. These developed properties contained drilled wells that were capable of producing crude oil or natural gas. The Company attempted to manage and improve production in the fields by employing an independent oilfield operator through several contractual agreements dating back to 1999.

               As a result of the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company was of the opinion that $300,000 of net assets should be recognized as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company determined that no change in the valuation of this asset was necessary for fiscal 2002.

               On July 31, 2001, the operator filed a lien against the subleased properties. On January 29, 2002, the operator filed a lawsuit against the Company, two of its current officers and a former officer claiming breach of contract, fraud and damages totaling approximately $87,000. At April 30, 2002, the Company accrued $90,000, which was the balance of capital and related interest that the operator invested into the subleases under an agreement with the Company and to which he had a reasonable claim.

               On March 21, 2002, the Company received an offer from a group, which includes the operator of the subleases, to purchase the oil subleases for approximately $362,000. The lien filed by the operator would be paid out of the proceeds in order to have the lien filed on the subleases released. The offer was accepted on March 25, 2002, and the parties began to draft the definitive purchase and sale agreement. The purchase and sale agreement was executed by both parties on June 3, 2002. The purchaser was required to deposit $50,000 into an escrow account within two business days upon execution of the agreement. These funds were never deposited into the escrow account by the purchaser. In a letter dated June 20, 2002, the Company notified the purchaser that it was in default of the purchase and sale agreement and therefore the agreement had been terminated. On July 11, 2002, the Company executed an addendum to the original purchase and sale agreement with the same purchaser after receiving a $25,000 non-refundable deposit. The closing of the transaction took place on September 30, 2002. The Company recognized a gain of approximately $19,000 that is included in other income (expense). At closing, the Company received an additional $50,000, net of transaction fees. The balance of the sale price was comprised primarily of a promissory note payable to the Company in the amount of $175,000 and a payment of $87,000 to the operator of the oilfield subleases to settle the lawsuit (the "Oilfield Litigation") filed against the Company, two of its current officers and a former officer, claiming breach of contract, fraud and damages totaling approximately $87,000. The operator of the oilfield received the $87,000 payment on September 30, 2002 and the Oilfield Litigation was settled as of that date. The Company received the first installment under the note in the amount of $100,000 on January 30, 2003, and the last installment in the amount of $75,000 on May 30, 2003. Proceeds from both installments were reduced by a $9,000 sales commission paid to a third party.

          4. PATENTS

               Patents are being amortized over their estimated useful lives in accordance with SFAS No. 142. The carrying value and amortization of patents are as follows:

                                                  As of April 30, 2003
                                                  --------------------
                                           Gross Carrying         Accumulated
                                                Value            Amortization
    Amortized intangible asset
        Patents                               $206,597              $91,752
    Aggregate amortization expense
        2003                                  $ 33,951
    Estimated amortization expense
        2004                                  $ 38,282
        2005                                  $ 38,282
        2006                                  $ 38,281
        2007                                       --
        2008                                       --

               5. DEBT

               The following is a summary of long-term debt obligations and lease contracts payable at April 30, 2003 and 2002:

                                            2003                   2002
                                            ----                   ----
10% Senior Subordinated
Convertible Promissory Note due
March 2005 (from related  party,
see Note 6) (principal amount of
the note and accrued interest
are convertible into the
Company's no par common stock at a
conversion price of $1.25 per share)     $3,327,500             $3,025,000

Note payable to bank, secured by
accounts receivable and
inventory. See details set forth
in the narrative below.                   1,184,999                   --

Note payable to bank secured by
general business assets. See details
set forth in the narrative below.              --                  870,148

Unsecured note payable to a
vendor in 24 monthly
installments of $2,000.                      12,000                 36,000

Note payable to bank, secured by
equipment. See details set forth
in the narrative below.                         --                 448,600

Capital leases secured by
equipment, expiring in various
years, with terms ranging from
36 months to 60 months, due in
monthly installments ranging
from $496 to $5,467                          196,172               340,043
                                        ------------          ------------
                                           4,720,671             4,719,791
Less:  Current maturities                    530,778             1,485,878
                                        ------------          ------------
       Total long-term debt              $ 4,189,893           $ 3,233,913
                                        ============          ============

               In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of April 30, 2003, the principal and accrued interest of $3,327,500 would be converted into 2,662,000 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note.

               The Company's cash flow from operations is currently not adequate to retire the TI Note, and it is unlikely that cash flow will increase in an amount sufficient for the Company to meet its obligations under the TI Note when the principal and accrued interest become due on March 10, 2005. TI has indicated that, in the event the Company becomes unable to meet its obligations under the TI Note, TI may be willing to explore alternative financing arrangements, including a restructuring of the TI Note prior to its due date. Alternatively, the Company may seek a cash infusion elsewhere, through a separate debt or equity offering, a strategic partnership or some form of business combination. The Company may consider any or all of these alternatives in the event it becomes unable to meet its debt obligation to TI, but there can be no assurance that any deal will be consummated on terms acceptable to both the Company and TI or another third party. Without such an arrangement, it is highly likely that the Company would default on its obligations under the TI Note, at which time TI would be entitled to exercise any and all remedies available to it under the TI Note and applicable law, including bringing suit against the Company and its assets. Should TI seek to enforce its right to timely repayment of the TI Note, there is a risk that the Company will not be able to continue as a going concern.

               On July 13, 2000 the Company  entered into a five-year  term loan
          ("Term Loan") with its primary lender, Centura in the amount of $1,190,000. Initial principal payments of $9,920, in addition to accrued interest, were due monthly from August 2, 2000 to July 2, 2001. The rate of interest on the Term Loan was Centura's prime rate plus .625% per annum. Thereafter, principal payments of $22,313, in addition to accrued interest, were due monthly until July 13, 2005.

               On July 13, 2000 the Company also established a revolving line of credit with Centura for working capital in the amount of up to $1,000,000 ("Revolving Loan"), subject to a maximum percentage of eligible trade accounts receivable and inventories. The rate of interest on the Revolving Loan was Centura's prime rate plus .25% per annum and was due monthly beginning in August 2000. The principal of the Revolving Loan was due on September 2, 2001.

               On November 29, 2001, the Company executed (a) an amendment to the original Revolving Loan agreement, (b) a new security agreement and (c) a note modification agreement for the Term Note and for the Revolving Loan that were effective October 30, 2001 (collectively "Modified Agreements"). These Modified Agreements extended the maturity date of the Revolving Loan to January 31, 2002 and changed the rate that interest will accrue on the Term Note and the Revolving Loan from prime rate plus .625% per annum and prime rate plus .25% per annum, respectively, to 30-day LIBOR plus 500 basis points per annum. These Modified Agreements also stated that Centura would forbear exercise of its rights and remedies under the Modified Agreements until January 31, 2002, so long as the Company continued to pay the principal and interest on the Term Note and pay interest on the Revolving Loan. On February 21, 2002 the Company executed documents with Centura, effective January 31, 2002, that amended the Modified Agreements to extend the maturity dates of the Revolving Loan and the Term Loan to July 31, 2002. As a result, the full balance of theses loans was classified as current portion of long-term debt at April 30, 2002.

               The Company borrowed $1,000,000 related to this line of credit at April 30, 2002. On June 7, 2002, the Company paid $200,000 down on the amount outstanding on this line of credit, leaving a balance of $800,000.

               Centura also agreed to finance the lease of two major pieces of production equipment related to the manufacturing of the Vitsab(R) product. The Company had advanced approximately $842,000 in progress payments on the cost of both pieces of equipment, of which $464,000 had been advanced directly by Centura. Through January 31, 2002, the Company had accrued and paid approximately $57,000 of interest related to the progress payments made by Centura on behalf of the Company.

               In November 2001, the Company met with representatives of the engineering firm that designed, and was in the later stages of constructing, the new production equipment for manufacturing the Vitsab(R) product. In that meeting, the engineering firm stated it was still having technical problems with the production equipment. These problems were preventing the engineering firm from delivering a machine that would meet the Company's production requirements at the agreed upon fees. It was agreed by both parties that the design and construction of the new production equipment would be put on hold indefinitely. It was also agreed that the Company could have possession and/or title to the equipment at its current state of development. The date of completion of the new production equipment, if ever, will be determined at a later date.

               As a result of the indefinite delay in the design and construction of the equipment, the Company and Centura agreed to execute documents on February 21, 2002 that converted the $464,000 advanced under the lease by Centura to a five-year note payable ("Lease Loan"), effective January 31, 2002. The executed documents also incorporated the note into the Modified Agreements. The interest rate on the note was the 30-day LIBOR plus 500 basis points per annum, with monthly payments of $7,700 plus accrued interest. The maturity date of the note was July 31, 2002.

               On July 31, 2002, the Company executed documents with Centura that extended the maturity date of the Term Loan, the Revolving Loan and the Lease Loan ("Loans") to October 31, 2002 and decreased the amount available on the Revolving Loan from $1,000,000 to the then outstanding balance of $800,000.

               On December 1, 2002, the Company executed documents with Centura that extended the maturity date of the Loans to March 15, 2003. Under this new arrangement, the Company continued paying the current monthly principal payments plus accrued interest on the Loans during this forbearance period. This extension gave the Company additional time to procure additional debt or equity funding to allow the Company to decrease the amount owed to Centura by an additional $450,000 (the "Loan Reduction"). The Company was required to reduce the amount of principal outstanding under the Loans to $1,215,000, including the Loan Reduction, by March 15, 2003. The Loan Reduction was in addition to the Company's normal monthly principal payments due on the Loans and the $91,000 payment that the Company received on January 30, 2003 from the purchaser of the oilfield subleases.

               On March 19, 2003, the Company executed with Centura: (a) an amendment to the loan agreement, (b) a promissory note and (c) a security agreement. The amendment to the loan agreement required among other considerations that the outstanding Term Loan, Revolving Loan and Lease Loan should not exceed a combined balance of $1,214,999. Also, under this agreement the aforementioned notes would be amended and restated to one promissory note. Principal payments on the note are $30,000 plus accrued interest beginning April 15, 2003 and continuing each month thereafter through August 19, 2006. The interest rate on the outstanding principal is calculated at the bank's 30-day LIBOR base rate plus 4% per annum (5.32% on April 30, 2003). On the first day of the month after the principal balance has been paid equal to or less than $800,000, the interest rate will decrease to the bank's 30-day LIBOR base rate plus 3% per annum provided there is no event of default. Effective October 1, 2003, the Company will be required to submit a monthly borrowing base calculation in support of the loan balance and would be required to pay a sufficient principal payment to reduce the loan balance to the amount supported by such borrowing base. The borrowing base is defined as the sum of 80% of the eligible accounts receivable and 35% of the eligible inventory of the Company.

               On May 19, 2003, the Company executed a note modification agreement to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification is to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum.

               Capital leases consist primarily of manufacturing property and equipment with a capitalized cost of approximately $672,000 and accumulated depreciation of approximately $537,000 and $403,000 as of April 30, 2003 and 2002, respectively.

               Following are maturities of long-term debt for each of the next five fiscal years ended April 30:

           2003                    $   530,778
           2004                      3,724,894
           2005                        360,000
           2006                        104,999
                                   -----------
           Total                    $4,720,671
                                   ===========

          6. RELATED PARTY TRANSACTIONS

               On January 20, 2003, the Company entered into a Stock Purchase Agreement (the "TI Stock Purchase Agreement") with Technology Investors, LLC ("TI"), an affiliate of certain executive officer and directors of the Company, pursuant to which TI agreed to purchase and the Company agreed to sell 12,500,000 shares of the Company's Common Stock at a price of $0.06 per share, for a total purchase price of $750,000. This transaction was submitted to the Company's shareholders for their approval at a special meeting of the shareholders on March 12, 2003. With a quorum of shareholders present, a motion was made and seconded to approve the TI Stock Purchase Agreement, and the motion was passed by a unanimous vote of those present in person or represented by proxy. The transaction was consummated on March 19, 2003. TI, together with Mr. Fletcher and Mr. Reid and their affiliates, now collectively own and control beneficially an aggregate of 15,594,966 shares of the Company's Common Stock, or approximately 38% of the Company's issued and outstanding common stock. These figures include the 2,662,000 shares of the Company's Common Stock that TI may obtain by converting its existing promissory note, but exclude the options that Mr. Fletcher and Mr. Reid own to purchase, in the aggregate, 3,000,000 shares of the Company's Common Stock, which options become exercisable on September 12, 2003.

               A more detailed description of this transaction can be read in the Proxy Statement, dated February 6, 2003, which was mailed to shareholders of record on January 17, 2003.

               In March 2000, the Company issued the TI Note to TI. See Note 5 for further discussion of this transaction and the consequences to the Company if it fails to meet its principal and accrued interest obligations under the TI Note when they become due on March 10, 2005.

               In addition, Mr. Fletcher and Mr. Reid were named directors of the Company. The Company has agreed to nominate Mr. Fletcher and Mr. Reid for three consecutive terms on the Board of Directors. Mr. Fletcher and Mr. Reid were also both retained as consultants to the Company. In connection with their services they each would receive compensation of $1 annually and a one-time grant of immediately exercisable options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of up to ten years.

               In fiscal 2001, Mr. Fletcher and Mr. Reid each received stock options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $.59 per share for a period of up to ten years.

               In fiscal 2002, Mr. Fletcher and Mr. Reid each received stock options to purchase 800,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. Also, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid retroactive to January 1, 2001, in which they each would receive annual compensation of $100,000, payable quarterly in unrestricted shares of the Company's Common Stock valued at the average daily closing price during the quarter. During fiscal 2002, Mr. Fletcher and Mr. Reid were paid $75,000 of salary in unrestricted shares of the Company's Common Stock at an average market price of $.35 per share under this structure. On December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their annual compensation to $1 effective October 1, 2001. On March 15, 2002, the Compensation Committee of the Board of Directors approved a compensation structure, effective March 1, 2002, whereby Mr. Fletcher and Mr. Reid would be compensated based on the actual monthly cash flow and quarterly net income generated by the Company. The maximum annual compensation would be capped at $210,000 each. During fiscal 2002, Mr. Fletcher and Mr. Reid were compensated $7,500 each under this structure.

               During fiscal 2003, Mr. Fletcher and Mr. Reid were each granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. Effective November 1, 2002, the Board of Directors ratified the recommendation of the Compensation Committee to change the compensation structure for both Mr. Fletcher and Mr. Reid and set the annual salary rate at $100,000 per year. On April 1, 2003, the Board of Directors modified the compensation plan for Mr. Fletcher and Mr. Reid increasing their annual salary rate to $120,000 per year, effective April 15, 2003, and establishing a quarterly bonus plan beginning with the first quarter of fiscal 2004 based on the profitability of the company. The quarterly bonus is limited to 50% of the Company's net income for the quarter and Mr. Fletcher and Mr. Reid can earn a non-cumulative bonus up to $10,000 per quarter. During fiscal 2003, Mr. Fletcher and Mr. Reid were each compensated approximately $99,000 as a payout from the fiscal 2002 compensation arrangement and approximately $50,000 from the fiscal 2003 compensation arrangement.

          7.RETIREMENT PLAN

               The Company maintains a 401(k) plan that covers substantially all employees, including subsidiary companies. Effective January 1, 2002, the Company elected to discontinue matching contributions. Prior to that date, the Company matched 50% of employee contributions up to 4% of gross earnings. The Company's matching contributions amounted to approximately $15,400 and $33,000, respectively, for fiscal 2002 and 2001.

          8. IMPAIRMENT OF ASSETS

               During fiscal 2002 goodwill and non-depreciable assets were determined to be impaired and these amounts were recognized as a loss on impairment of $3,537,597 in the fourth quarter of fiscal 2002.

               Goodwill originated primarily from the acquisition of Vitsab, AB ("Vitsab") (see Note 13 to the consolidated financial statements) during fiscal 1999. At April 30, 2002 the Company evaluated the fair value of goodwill, which was determined by reference to the present value of estimated future cash inflows and a significant change in technology to get the product to market. Due to the significant change in technology and projected future cash flows for this product, management has determined goodwill from the Vitsab(R) product to be impaired and has recognized an impairment loss of $2,695,689 in the fourth quarter of fiscal 2002.

               The non-depreciable asset represents machinery for the high-speed production of the Vitsab(R) product. Since the machinery will not be completed and not produce any positive future cash flows and has a minimal scrap value, management has determined the equipment to be impaired and has recognized a loss on impairment of $841,908 in the fourth quarter of fiscal 2002.

          9.INCOME TAXES

               The Company and its subsidiaries file consolidated federal income tax returns. There is an aggregate federal net operating loss carryforward of $9,796,000 available to reduce future federal taxable income of the parent company. These net operating loss carryforwards will expire in various amounts between fiscal 2004 and fiscal 2023.

               For the fiscal years ended April 30, 2003, 2002 and 2001, the Company has not recognized an income tax provision due to operating losses and deferred tax asset valuation allowances.

               The reconciliation of income tax computed at federal and state statutory rates to the income tax provision is as follows for the fiscal years ended April 30,

                                         2003            2002            2001
                                         ----            ----            ----
Income (loss) before income taxes      $110,448     ($5,163,046)    ($6,774,009)
Statutory federal income tax rate:           34%             34%             34%
Expected federal income tax
   expense at statutory rate             37,552            --              --
Utilization of deferred tax asset       (37,552)           --              --
                                    -----------     -----------     -----------
Provision for income taxes          $      --       $      --       $      --
                                    ===========     ===========     ===========

               The following is a summary of the significant components of the Company's deferred tax assets for the fiscal years ended April 30,

                                                   2003              2002             2001
                                                   ----              ----             ----
Deferred tax assets:
   Net operating loss carryforwards            $3,754,000        $2,978,000       $3,960,000
   Impairment on long-lived assets                345,000         1,600,000        1,285,000
   Other                                          168,000           322,000          149,000
                                                ---------         ---------        ---------
                                                4,267,000         4,900,000        5,394,000
   Less:  Valuation allowance                   4,267,000         4,900,000        5,394,000
                                                ---------         ---------        ---------
Net deferred tax asset                         $     --          $     --         $     --
                                                =========         =========        =========

               The valuation allowance primarily represents the tax benefits of certain operating loss carryforwards and other deferred tax assets that may expire without being utilized. During fiscal 2003, 2002 and 2001, the valuation allowance (decreased) increased ($633,000), ($494,000) and $2,504,000, respectively.

               The unused net operating loss carryforwards, which may provide future tax benefits, expire at the end of each fiscal year as follows:

                                Unused Net Operating
 Fiscal Year of Expiration    Loss Carryforward Amount
 -------------------------    ------------------------
           2004                    $   282,000
           2005                        641,000
           2006                        411,000
           2007                        253,000
           2008                        253,000
Remaining years                      7,956,000
                                   -----------
     Total                          $9,796,000
                                    ==========

          10. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

               The following table presents certain financial information for each quarter during the fiscal years ended April 30,

                                                 2003
                      --------------------------------------------------------
                         Fourth          Third         Second          First
                      --------------------------------------------------------
Sales                 $2,177,619     $2,289,867     $2,040,459     $2,265,907
Income (loss) from
  operations
                         171,030        222,372       (128,324)       148,478
Net income (loss)
                          80,025        158,585       (209,842)        81,680
Basic and diluted net
  income (loss) per
  average common
  share                      .00            .01           (.01)           .00

                                                 2002
                      --------------------------------------------------------
                         Fourth          Third         Second          First
                      --------------------------------------------------------
Sales                 $2,158,846     $2,045,969     $2,213,633     $2,208,655
Income (loss) from
  operations
                      (3,818,566)      (206,114)      (260,520)      (541,769)
Net income (loss)       (340,716)
                                     (3,940,428)      (339,258)      (542,644)
Basic and diluted net
  income (loss) per
  average common
  share                     (.16)          (.01)          (.01)          (.02)

          11. SEGMENT INFORMATION

               Prior to fiscal 2002, the Company had two current operating segments that involved the (1) production and distribution of temperature recording and monitoring devices, including electronic "loggers", graphic temperature recorders and visual indicator labels (referred to as "Temperature Recorder Operations" as a group) and (2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil leases and the operation of its Phoenix, Arizona office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in Phoenix were transferred to the Corporate Office in Belmont, North Carolina. The Company now operates in one reporting segment, Temperature Recorder Operations. Therefore, no segment information is required to be reported for fiscal 2003 or fiscal 2002.

Fiscal Year Ended April 30,                               2001
---------------------------                               ----
Revenues:
     Temperature Recorder Operations                   $9,637,075
     Oilfield Operations and Other                         72,486
                                                      -----------
                                                       $9,709,561
                                                      ===========
Net income (loss):
     Temperature Recorder Operations                  ($3,428,857)
     Oilfield Operations and Other (1)                 (3,345,152)
                                                      -----------
                                                      ($6,774,009)
                                                      ===========
Identifiable assets:
     Temperature Recorder Operations                   $4,377,067
        Oilfield Operations and Other (1)                 300,000
                                                      -----------
                                                       $4,677,067
                                                      ===========
Capital expenditures:
     Temperature Recorder Operations                    $  84,388
     Oilfield Operations and Other                            --
                                                      -----------
                                                        $  84,388
                                                      ===========
Depreciation, depletion and amortization:
     Temperature Recorder Operations                    $ 733,123
        Oilfield Operations and Other (1)                     --
                                                      -----------
                                                        $ 733,123
                                                      ===========
Interest expense:
     Temperature Recorder Operations                    $ 496,442
     Oilfield Operations and Other                            --
                                                      -----------
                                                        $ 496,442
                                                      ===========

(1) The Company recognized $3,062,196 of the oilfield operations net assets as a loss on impairment in the fourth quarter of fiscal 2001.

               Information on the Temperature Recorder Operations by domestic and international is presented in the following table.

Fiscal Years Ended April 30,   Domestic       International           Total
----------------------------  ----------     ---------------       ----------
Revenues:
     2003                     $6,897,095        $1,876,757         $8,773,852
     2002                     $5,719,605        $2,907,498         $8,627,103
     2001                     $6,461,359        $3,175,716         $9,637,075
     2000                     $7,497,224        $2,203,058         $9,700,282
Net income (loss):
     2003                       $522,755         ($362,307)          $160,448
     2002                    ($3,456,703)      ($1,706,343)       ($5,163,046)
     2001                    ($2,298,835)      ($1,130,022)       ($3,428,857)
     2000                    ($1,530,259)        ($449,666)       ($1,979,925)
Identifiable assets:
     2003                      $ 468,314           $37,375          $ 505,689
     2002                      $ 993,738           $70,890        $ 1,064,628
     2001                     $1,370,091           $92,373        $ 1,462,464
     2000                     $4,912,310          $144,737        $ 5,057,047

          12. LEASES

               The Company leases its corporate office, sales office and manufacturing facilities under non-cancelable operating leases. Rental expense for fiscal 2003, 2002 and 2001 was $113,291, $110,578 and
          $174,723, respectively. At April 30, 2003, future minimum rental payments for non-cancelable operating leases are approximately $119,000 for fiscal 2004, and $18,000 for fiscal 2005.

          13. BUSINESS COMBINATION

               In  November  1997,  the Company  acquired a nominal  interest in
          Vitsab,  AG  ("Vitsag"),  a  corporation  formed under the laws of the
          Country of Switzerland, for $300,000. In June 1998, the Company acquired from Vitsag all of the outstanding shares of Vitsab, a corporation formed under the laws of the Country of Sweden, and a wholly owned subsidiary of Vitsag. The acquisition was accomplished by
          (i) the issuance to Vitsag of 3,375,734 shares of the Company's unregistered common stock and 950,000 shares of the common stock of Vitsab USA, Inc. ("Vitsab USA"), a wholly owned subsidiary of the Company in the formation stage with 4,750,000 issued shares of common stock outstanding, and (ii) the assumption by the Company of certain debt owed by Vitsab to an unrelated company. In an agreement dated July 18, 1999, the Company purchased its minority interest in Vitsab USA through the issuance of 527,458 shares of the Company's unregistered common stock. The transaction has been accounted for as a purchase and the results of Vitsab's operations have been included in the accompanying consolidated financial statements since the date of the acquisition, which was June 30, 1998. The cost of the acquired enterprise was approximately $2,600,000, including debt assumed of approximately $1,750,000. At acquisition, the fair value of liabilities assumed exceeded the fair value of assets acquired, and the excess plus the cost of acquisition were recorded as goodwill. During fiscal 2000, the Company adjusted the initial purchase price allocation that resulted in additional goodwill of approximately $469,000. Goodwill was being amortized over the average estimated useful life of 16 years. The Company determined goodwill to be impaired and recognized an impairment loss of $2,695,689 in the fourth quarter of fiscal 2002. As of March 15, 2003 , the Company sold all of its shares in Vitsab Sweden, the successor to Vitsab, to its Copenpenhagen distributor. See Note 1 for further detail.

          14. GOING CONCERN CONSIDERATION

               The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. During fiscal 2003, the Company produced both income and working capital from operations; however, fiscal 2002 and 2001 produced substantial operating losses and consumed substantial working capital as well. Current assets exceed current liabilities at April 30, 2003 by $2,038,504 as compared to current liabilities exceeding current assets by $390,850 on April 30, 2002. Total liabilities continue to exceed total assets by $1,500,418 and $2,305,523 as of April 30, 2003 and 2002, respectively.

               At present, the cash flow from operations appears adequate to meet cash requirements and commitments of the Company during the 2004 fiscal year. However, the Company's cash flow from operations is currently not adequate to retire the principal and accrued interest on the TI Note when such obligation becomes due on March 10, 2005. A more detailed description of the TI Note and the consequences to the Company if it fails to meet its obligations under the TI Note is provided in Note 5. Mr. Fletcher and Mr. Reid currently serve as the sole managers of TI.

               Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The consolidated financial statements do not reflect any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina


We have audited the accompanying consolidated balance sheets of Cox Technologies, Inc. and subsidiaries as of April 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cox Technologies, Inc. and subsidiaries as of April 30, 2003 and 2002 and the results of their operations and cash flows for each of the years in the three-year period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred substantial losses in the previous two years and at April 30, 2003 total liabilities exceed total assets by $1,500,418. In addition, the cash flows from operations is currently not adequate to retire the Company's debt obligation to Technology Investors, LLC, which matures on March 10, 2005. Notes 5 and 14 to the consolidated financial statements discuss management's plans relating to these matters. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina
July 3, 2003

          Supplementary Data

               The information for this item is contained in Note 10 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) on page 33 of this annual report.


          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    Directors

                    The  information  for this item is set forth in the sections entitled "Election of Directors" and "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Cox Technologies' proxy statement dated July 29, 2003, relating to the August 29, 2003 annual meeting of shareholders, which section is incorporated herein by reference.

                    Executive Officers

                    The information for this item is set forth on page 6 of this annual report.

          ITEM 11. EXECUTIVE COMPENSATION

                    The  information  for this item is set forth in the sections entitled "Executive Compensation," "Performance Graph" and "Report of Board of Directors on Executive Compensation" in Cox Technologies' proxy statement dated July 29, 2003, relating to the August 29, 2003 annual meeting of shareholders, which section is incorporated herein by reference (specifically excluding disclosures in such sections relating to Items 402(k) and (1) of Regulation S-K).

          ITEM  12.  SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL  OWNERS  AND
                     MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    The  information  for this item is set forth in the  section entitled "Common Stock Ownership by Certain Beneficial Owners and Management" in Cox Technologies' proxy statement dated July 29, 2003, relating to the August 29, 2003 annual meeting of shareholders, which section is incorporated herein by reference.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    The  information  for this  item is set  forth on page 31 of this annual report and in the sections entitled "Election of Directors" and "Certain Relationships and Related Transactions" in Cox Technologies' proxy statement dated July 29, 2003, relating to the August 29, 2003 annual meeting of shareholders, which sections are incorporated herein by reference.

          ITEM 14. INTERNAL CONTROLS AND PROCEDURES

               (a) Evaluation of Disclosure Controls and Procedures. As of a date within 90 days prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of Brian D. Fletcher and Kurt C. Reid, the Company's Co-Chief Executive Officers, and John R. Stewart, the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

               (b) Changes to Internal Controls. There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

          ITEM 16.  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES  AND  REPORTS ON
                    FORM 8-K                                                Page

               1.  Financial statements -

                   Consolidated Balance Sheets at April 30, 2003 and 2002    18

                   Consolidated Statements of Income for the
                        Fiscal Years Ended April 30, 2003, 2002 and 2001     19

                   Consolidated Statements of Changes in Stockholders'
                        Equity (Deficit) for the Fiscal Years Ended
                        April 30, 2003, 2002 and 2001                        20

                   Consolidated Statements of Cash Flows for the
                        Fiscal Years Ended April 30, 2003, 2002 and 2001     21

                   Notes to Consolidated Financial Statements for the
                        Fiscal Years Ended April 30, 2003, 2002 and 2001  22-36

                   Independent Auditors' Report                              37

               2.  Financial statement schedules -

                   The following financial statement schedules are included herein:

                   Supplemental Schedules:
                   Independent Auditors' Report on Financial
                    Statement Schedules                                      40
                   Schedule II - Valuation and Qualifying Accounts
                    for the Fiscal Years Ended April 30, 2003,
                    2002 and 2001                                            41

                    All other financial  statement  schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

               3.  Exhibits -

                   23.1 - Consent of Independent Public Accountants         A-1

                   Certifications                                           A-2

                   99.1 - Certificate of Co-Chief Executive Officers        A-5

                   99.2 - Certificate of Chief Financial Officer            A-6

               4.  Reports on Form 8-K -

                   The registrant filed an 8-K on March 19, 2003 that included a press release reporting that, at a special meeting of shareholders held on March 12, 2003, the registrant's shareholders approved the registrant's issuance of 12,500,000 shares of its common stock to Technology Investors, LLC, an affiliate of Brian D. Fletcher and Kurt C. Reid, for an aggregate purchase price of $750,000, pursuant to a Stock Purchase Agreement dated as of January 20, 2003.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina

Under date of July 3, 2003, we reported on the consolidated balance sheets of Cox Technologies, Inc. and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the three-year period ended April 30, 2003, which are included in this annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

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


/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina
July 3, 2003

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions
                                              -----------------------------
                                                               Charged to       Other
                                 Balance at     Charged to       Other      Changes - Add     Balance
Fiscal                          Beginning of    Costs and      Accounts -     (Deduct) -     at End of
 Year       Description         Fiscal Year      Expenses     Describe (1)   Describe (2)   Fiscal Year
-------------------------------------------------------------------------------------------------------
 2001    Allowance for
            doubtful accounts   $    28,524    $    33,286    $      --      $      --      $    61,810
          Impairment loss              --        3,062,196           --             --        3,062,196
          Deferred tax assets     2,890,000           --        2,504,000      5,394,000
                                -----------    -----------    -----------    -----------    -----------
                                $ 2,918,524    $ 3,095,482    $ 2,504,000    $      --      $ 8,518,006
                                ===========    ===========    ===========    ===========    ===========
 2002    Allowance for
            doubtful accounts   $    61,810    $    23,898    $      --      ($   20,708)   $    65,000
          Impairment loss         3,062,196      3,537,597           --             --        6,599,793
          Deferred tax assets     5,394,000           --         (494,000)          --        4,900,000
                                -----------    -----------    -----------    -----------    -----------
                                $ 8,518,006    $ 3,561,495    ($  494,000)   ($   20,708)   $11,564,793
                                ===========    ===========    ===========    ===========    ===========
 2003    Allowance for
            doubtful accounts   $    65,000    $     9,154    $      --      ($   28,404)   $    45,750
          Inventory reserve            --           50,000           --             --           50,000
          Impairment loss         6,599,793           --             --       (3,062,196)     3,537,597
          Deferred tax assets     4,900,000           --         (633,000)          --        4,267,000
                                -----------    -----------    -----------    -----------    -----------
                                $11,564,793    $    59,154    ($  633,000)   ($3,090,600)   $ 7,900,347
                                ===========    ===========    ===========    ===========    ===========

(1)  Deferred tax valuation allowance offsets gross deferred tax assets.

(2) Write-off of accounts considered to be uncollectible and realization of impairment loss.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COX TECHNOLOGIES, INC.
                                 (Registrant)



July 29, 2003   /s/  Brian D. Fletcher           /s/ Kurt C. Reid
                ---------------------------      -------------------------------
                Brian D. Fletcher                Kurt C. Reid
                Co-Chief Executive Officer       Co-Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 29, 2003.

/s/  Brian D. Fletcher                            /s/ Kurt C. Reid
------------------------------------              ------------------------------
Brian D. Fletcher                                 Kurt C. Reid
Co-Chief Executive Officer                        Co-Chief Executive Officer


/s/ John R. Stewart
----------------------------
John R. Stewart
Chief Financial Officer
and Secretary
(Principal financial and
accounting officer)



        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 29, 2003.

                                      /s/ James L. Cox
                                      ---------------------------
                                      James L. Cox
                                      Chairman and President and Director

                                      /s/ Brian D. Fletcher
                                      ---------------------------
                                      Brian D. Fletcher
                                      Co-Chief Executive Officer and Director

                                      /s/ Kurt C. Reid
                                      ---------------------------
                                      Kurt C. Reid
                                      Co-Chief Executive Officer and Director

                                 Certifications

          I, Brian D. Fletcher, certify that:

          1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Cox
               Technologies, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    7-29-03               /s/ Brian D Fletcher
         -----------           -----------------------------------
                               Brian D. Fletcher
                               Co-Chief Executive Officer

                                 Certifications


          I, Kurt C. Reid, certify that:

          1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Cox
               Technologies, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    7-29-03             /s/ Kurt C. Reid
         -----------         ------------------------------
                             Kurt C. Reid
                             Co-Chief Executive Officer

                                 Certifications

          I, John R. Stewart, certify that:

          1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Cox
               Technologies, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    7-29-03                      /s/ John R. Stewart
         -----------                  ------------------------
                                      John R. Stewart
                                      Chief Financial Officer
                                       and Secretary