Form 10-Q
period 2003-07-31
COX TECHNOLOGIES INC
filed 2003-09-11
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the quarterly period ended July 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the transition period from ______ to _______.

                          Commission file number 0-8006


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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding at
  September 10, 2003..................................................38,339,094

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

FACE SHEET                                                                     1
TABLE OF CONTENTS                                                              2
PART I.   FINANCIAL INFORMATION
Item 1.     Financial Statements
       Consolidated Balance Sheets
           July 31, 2003 and April 30, 2003                                    3
       Consolidated Statements of Income
           Three Months Ended July 31, 2003 and 2002                           4
       Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended July 31, 2003 and 2002                           5
       Consolidated Statements of Cash Flows
            Three Months Ended July 31, 2003 and 2002                          6
       Notes to Consolidated Financial Statements                           7-10
Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations          10-12
Item 3.     Quantitative and Qualitative Disclosure About Market Risks        13
Item 4.     Controls and Procedures                                           13

PART II.   OTHER INFORMATION AND SIGNATURES
Item 2.     Changes in Securities and Use of Proceeds                         14
Item 6.     Exhibits and Reports on Form 8-K                                  14
             1.  Exhibits
                31.1 - Certification by Co-Chief Executive Officer            15
                31.2 - Certification by Co-Chief Executive Officer            16
                31.3 - Certification by Chief Financial Officer               17
                32.1 - Certificate of Co-Chief Executive Officers             18
                32.2 - Certificate of Chief Financial Officer                 19

             2. Report on Form 8-K

Signatures                                                                    14

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                     July 31, 2003   April 30, 2003
                                                                     -------------   --------------
ASSETS                                                                (Unaudited)
------
CURRENT ASSETS:
      Cash and cash equivalents                                      $    716,147    $    572,149
      Accounts receivable, less allowance for doubtful accounts           938,119         964,078
      Inventory, net                                                    1,300,789       1,182,270
      Notes receivable - current portion                                     --            75,000
      Prepaid expenses                                                     17,466          17,733
                                                                     ------------    ------------
          TOTAL CURRENT ASSETS                                          2,972,521       2,811,230

Property and equipment, net                                               438,284         505,688
Due from officer, net                                                       8,928           8,928
Other assets                                                               71,280          71,510
Patents                                                                   105,275         114,845
                                                                     ------------    ------------
          TOTAL ASSETS                                               $  3,596,288    $  3,512,201
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
       Accounts payable and accrued expenses                         $    449,511    $    291,948
       Current portion of long-term debt                                  403,695         530,778
                                                                     ------------    ------------
           TOTAL CURRENT LIABILITIES                                      853,206         822,726

OTHER LIABILITIES:
       Long-term debt                                                     510,832         862,393
       Long-term debt - related parties                                 3,410,688       3,327,500
                                                                     ------------    ------------
          TOTAL OTHER LIABILITIES                                       3,921,520       4,189,893
                                                                     ------------    ------------
          TOTAL LIABILITIES                                             4,774,726       5,012,619
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Common stock, no par value; authorized 100,000,000 shares;
         issued andoutstanding; 39,339,094 shares at July 31, 2003
         and 39,339,094 at April 30, 2003                              23,252,804      23,252,804
      Accumulated other comprehensive (loss)                              (36,314)        (32,591)
      Accumulated deficit                                             (24,369,127)    (24,696,452)
      Less - Notes receivable for common stock                            (25,801)        (24,179)
                                                                     ------------    ------------
          TOTAL STOCKHOLDERS' DEFICIT                                  (1,178,438)     (1,500,418)
                                                                     ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  3,596,288    $  3,512,201
                                                                     ============    ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      Three Months Ended July 31,
                                      ---------------------------
                                           2003            2002
                                           ----            ----
REVENUE:
   Sales                             $  2,440,940    $  2,265,907
                                     ------------    ------------
COSTS AND EXPENSES:
   Cost of sales                        1,230,290       1,274,968
   General and administrative             457,368         516,877
   Selling                                263,936         237,069
   Depreciation                            69,192          77,521
   Amortization of patents                  9,570          10,994
                                     ------------    ------------
     TOTAL COSTS AND EXPENSES           2,030,356       2,117,429
                                     ------------    ------------
INCOME  FROM OPERATIONS                   410,584         148,478
                                     ------------    ------------

OTHER INCOME (EXPENSE):
   Other income (expense)                  15,880          58,555
   Interest expense                       (99,139)       (125,353)
                                     ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)         (83,259)        (66,798)
                                     ------------    ------------

INCOME BEFORE INCOME TAXES                327,325          81,680
Provisions for income taxes                  --              --
                                     ------------    ------------
NET INCOME                           $    327,325    $     81,680
                                     ============    ============
BASIC AND DILUTED:
NET INCOME PER SHARE                 $        .01             .00
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING         38,339,094      25,831,949


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

                                                    Accumulated                         Subscribed
                                                       Other                               Stock
                                     Common        Comprehensive      Accumulated        Less Note
                                      Stock        Income (Loss)        Deficit          Receivable           Total
                                      -----        -------------        -------          ----------           -----
Balance, April 30, 2002           $ 22,593,724     ($    66,168)     ($24,806,900)     ($    24,179)     ($ 2,305,523)
Comprehensive income-
     Net income                           --               --              81,680              --              81,680
     Foreign currency
       translation adjustment             --             12,037              --                --              12,037
Total comprehensive                                                                                          --------
   income                                 --               --                --                --              93,717
Change in subscribed stock, net           --               --                --                 (23)              (23)
Common stock issued                     12,274             --                --                --              12,274
                                  ------------     ------------      ------------      ------------      ------------
Balance, July 31, 2002            $ 22,605,998     ($    56,131)     ($24,725,220)     ($    24,202)     ($ 2,199,555)
                                  ============     ============      ============      ============      ============

Balance, April 30, 2003           $ 23,252,804     ($    32,591)     ($24,696,452)     ($    24,179)     ($ 1,500,418)
Comprehensive income -
      Net income                          --               --             327,325              --             327,325
      Foreign currency
        translation adjustment            --             (3,723)             --                --              (3,723)
Total comprehensive                                                                                          --------
   income                                 --               --                --                --             323,602
Change in subscribed stock, net           --               --                --              (1,622)           (1,622)
                                  ------------     ------------      ------------      ------------      ------------
Balance, July 31, 2003            $ 23,252,804     ($    36,314)     ($24,369,127)     ($    25,801)     ($ 1,178,438)
                                  ============     ============      ============      ============      ============


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three Months Ended July 31,
                                                                   ---------------------------
                                                                       2003         2002
                                                                       ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                   $ 327,325    $  81,680
       Adjustments to reconcile net income to net cash
             used by operating activities:
           Depreciation and depletion                                  69,192       77,521
           Amortization of patents                                      9,570       10,994
           Increase (decrease) in allowance for doubtful accounts        (750)         316
           Other                                                          231       (5,655)
           Decrease in valuation adjustment                              --         19,641
                                                                    ---------    ---------
                                                                      405,568      184,497
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                                     26,709       65,672
               Inventory                                             (118,519)     (12,853)
               Prepaid expenses                                           267       21,100
          Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses                  157,562      (34,950)
                                                                    ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                 471,587      223,466
                                                                    ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                             (1,788)     (38,769)
        Payment received on note receivable
                                                                       75,000         --
                                                                    ---------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        73,212      (38,769)
                                                                    ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock, net                                     --         12,274
       Repayment on debt                                             (395,456)    (285,841)
       Subscriptions receivable                                        (1,622)         (23)
                                                                                  (273,590)
                                                                    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (3,723)      12,037
                                                                    ---------    ---------
NET INCREASE (DECREASE) IN CASH                                       143,998      (76,856)
CASH AND CASH EQUIVALENTS, beginning of period                        572,149      216,042
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                            $ 716,147    $ 139,186
                                                                    =========    =========
Supplemental Cash Flow Information
Interest paid                                                         $16,660      $49,728
Income taxes paid                                                   $    --      $    --


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     Cox Technologies, Inc., and Cox Recorders Australia, Ltd., Pty., an Australian distribution company 95% owned by Cox Technologies, Inc. (collectively "the Company"), engage in the business of producing and distributing temperature recording instruments, both in the United States and internationally.

     The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Cox Technologies, Inc. 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.


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

     The Company applies APB No. 25 in accounting for both Plans. Accordingly, compensation cost is determined using the intrinsic value method under APB No.
25. For the periods ended July 31, 2003 and 2002, there was no stock-based compensation expense recorded. Had compensation cost for both Plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, the Company's net income and earnings per share
(EPS) would have been the pro forma amounts shown below for the fiscal quarters ended July 31, 2003 and 2002.

                                                July 31, 2003      July 31, 2002
                                                -------------      -------------
Net income, as reported                            $327,325          $  81,680
Proforma stock-based compensation - net of tax    ( 131,987)          (127,310)
                                                -----------        -----------
Net income (loss), proforma                        $195,338          $( 45,630)

Basic and diluted EPS, as reported                     $.01               $.00
Basic and diluted EPS, proforma                        $.01               $.00


     Restricted stock was issued out of the 2000 Plan to consultants and employees in lieu of cash payments totaling zero and 12,274 shares, respectively for the quarters ended July 31, 2003 and 2002. At July 31, 2003, there were 2,028,972 shares reserved for issuance under the 2000 Plan.

     Accounts Receivable


     The balance in the allowance for doubtful accounts is $45,000 and $45,750 at July 31, 2003 and April 30, 2003, respectively.

     Recent Accounting Pronouncements

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. The Company has adopted the provisions of SFAS No. 143 effective May 1, 2003, and the adoption of the provisions of SFAS No. 143 did not have a significant effect on its financial position or results of operations.

     SFAS No. 150 addresses the accounting for certain financial instruments with characteristics of both liabilities and equity, and is effective for interim periods beginning after June 15, 2003. The Company believes the adoption of the provisions of SFAS No. 150 will not have a significant effect on its financial position or results of operations.

2.   INVENTORY

     Inventory at July 31, 2003 and April 30, 2003 consists of the following:

                               July 31, 2003         April 30, 2003
                             -----------------     ------------------
Raw materials                   $   396,598            $   328,744
Work-in-process                     209,320                103,059
Finished goods                      744,871                800,467
                               ------------           ------------
                                  1,350,789              1,232,270
Less reserve                         50,000                 50,000
                               ------------           ------------
      Total                     $ 1,300,789             $1,182,270
                               ============           ============

3.   DEBT

     On May 19, 2003, the Company executed a note modification agreement to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification is to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum. The Company has calculated the borrowing base as of July 31, 2003 and such calculation would support a loan of approximately $844,000 and the outstanding balance of the Centura loan at July 31, 2003 is $756,566.

4.   RELATED PARTY TRANSACTIONS

     On January 20, 2003, the Company entered into a Stock Purchase Agreement (the "TI Stock Purchase Agreement") with Technology Investors, LLC ("TI"), an affiliate of Brian Fletcher and Kurt Reid, who are officers and directors of the Company, pursuant to which TI agreed to purchase and the Company agreed to sell 12,500,000 shares of the Company's Common Stock at a price of $0.06 per share, for a total purchase price of $750,000. This transaction was submitted to the Company's shareholders for their approval at a special meeting of the shareholders on March 12, 2003. With a quorum of shareholders present, a motion was made and seconded to approve the TI Stock Purchase Agreement, and the motion was passed by a unanimous vote of those present in person or represented by proxy. The transaction was consummated on March 19, 2003. TI, together with Mr. Fletcher and Mr. Reid and their affiliates, now collectively own and control beneficially an aggregate of 15,661,516 shares of the Company's Common Stock, or approximately 38% of the Company's issued and outstanding common stock. These figures include the 2,728,550 shares of the Company's Common Stock that TI may obtain by converting its existing promissory note, but exclude the options that Mr. Fletcher and Mr. Reid own to purchase, in the aggregate, 3,000,000 shares of the Company's Common Stock, which options are exercisable in varying increments through September 9, 2009.

     In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of July 31, 2003, the principal and accrued interest of $3,410,688 could be converted into 2,728,550 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note. See Note 5 below for further discussion of this transaction and the consequences to the Company if it fails to meet its principal and accrued interest obligations under the TI Note when they become due on March 10, 2005.

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

     In fiscal 2002, Mr. Fletcher and Mr. Reid each received stock options to purchase 800,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. Also, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid retroactive to January 1, 2001, whereby they each would receive annual compensation of $100,000, payable quarterly in unrestricted shares of the Company's Common Stock valued at the average daily closing price during the quarter. During fiscal 2002, Mr. Fletcher and Mr. Reid were paid $75,000 of salary in unrestricted shares of the Company's Common Stock at an average market price of $.35 per share under this structure. On December 7, 2001, Mr. Fletcher and Mr. Reid agreed to a decrease in their annual compensation to $1 effective October 1, 2001. On March 15, 2002, the Compensation Committee of the Board of Directors approved a compensation structure, effective March 1, 2002, whereby Mr. Fletcher and Mr. Reid would be compensated based on the actual monthly cash flow and quarterly net income generated by the Company. The maximum annual compensation would be capped at $210,000 each. During fiscal 2002, Mr. Fletcher and Mr. Reid were compensated $7,500 each under this structure.

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

On April 1, 2003, the Board of Directors modified the compensation plan for Mr. Fletcher and Mr. Reid increasing their annual salary rate to $120,000 per year, effective April 15, 2003, and establishing a quarterly bonus plan beginning with the first quarter of fiscal 2004 based on the profitability of the Company. The quarterly bonus is limited to 50% of the Company's net income for the quarter and Mr. Fletcher and Mr. Reid can earn a non-cumulative bonus up to $10,000 per quarter. During fiscal 2003, Mr. Fletcher and Mr. Reid were each compensated approximately $99,000 as a payout from the fiscal 2002 compensation arrangement and approximately $50,000 from the fiscal 2003 compensation arrangement. At July 31, 2003, a bonus of $10,000 each was accrued for payment to Mr. Fletcher and Mr. Reid.

5.    LIQUIDITY AND CAPITAL RESOURCES

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

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

     Comparison of Operations for 2004 and 2003

     The Company operates in one reporting segment that involves the production and distribution of temperature recording and monitoring devices, including the Cox1 graphic temperature recorder, DataSource(R) and Tracer(R) electronic data loggers, Vitsab(R) visual indicator labels and probes and related products.

     Revenues from sales increased by approximately $175,000, or 8%, for the three-month period ended July 31, 2003 as compared to the same period as last year. This increase is primarily due to an increase in the sales of DataSource(R), Tracer(R) and Vitsab(R) products, offset by a decrease in Cox1 product sales. Unit sales of Cox1 decreased by approximately 11% for the three-month period ended July 31, 2003 as compared to the same period last year and the average sales price decreased 8%. Unit sales of DataSource(R) increased approximately 76% for the three-month period ended July 31, 2003 as compared to the same period last year. Unit sales of Tracer(R) increased approximately 37% for the three-month period ended July 31, 2003 as compared to the same period last year. Unit sales of Vitsab(R) increased approximately 235% for the three-month period ended July 31, 2003 as compared to the same period last year.

     The revenue from the sale of graphic recorders represented approximately $1,356,300 or 56% of total revenues for the three-month period ended July 31, 2003 as compared to approximately $1,651,300 or 73% in the same period last year. The sales of electronic data loggers represented approximately $841,200 or 34% of total revenues for the three-month period ended July 31, 2003 as compared to $492,400 or 22% in the same period last year. The sale of Vitsab(R) products represented approximately $106,900 or 4% of total revenues for the three-month period ending July 31, 2003 as compared to $45,204 or 2% in the same period last year. The sale of probes and related products represented $36,800 or 2% for the three-month period ended July 31, 2003 as compared to $30,500 or 2% in the same period last year. The sale of other miscellaneous products represented the balance. Management believes that the Company will continue to experience a decrease in average sales price for some products due to competitive price pressure, but expects units sales for its primary products to remain constant, or in the case of electronic data loggers, increase in future periods.

Cost of sales for the three-month period ended July 31, 2003 decreased approximately $44,700 or 4% as compared to the same period last year. The decrease is due to decreasing labor and benefit costs, supplies used in the manufacturing process and a reduction in the price that the Company now pays for raw material components and labor costs, offset slightly by increased shipping expenses and retriever fees.

     The Company continues to contract with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. During fiscal 2003, this location supplied approximately 40% of the total number of units utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Company's current plans are to continue assembling special-use Cox1 units in the Belmont facility. The Belmont facility will also continue to manufacture and assemble a certain percentage of the base Cox1 units. If necessary, the production capabilities of the Belmont facility can be expanded to meet the total demand for all Cox1 units. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

     General and administrative expenses for the three months ended July 31, 2003 decreased approximately $59,500, or 11%, as compared to the same period last year. The net decrease is due to the elimination of Vitsab Sweden, AB expenses after the sale of that operation and decreases in legal expenses and is partially offset by increased insurance costs and salary expenses.

     Selling expense increased approximately $26,900, or 11% for the three months ended July 31, 2003 as compared to the same period last year. The increase in the three-month period is primarily due to increased advertising and promotions expenses and sales salaries and was partially offset by decreases in travel expenses and commission expenses.

     Depreciation expense decreased approximately $8,300, or 11% for the three-month period as compared to the same period last year due to the elimination of depreciation expenses associated with the Vitsab equipment.

     Amortization of patents and goodwill decreased approximately $1,400, or 13% for the three months ended July 31, 2003 as compared to the same period last year. The decrease is due to a nominal change in the rate of amortization of certain Vitsab patents owned by the Company.

     Other income decreased approximately $42,700, or 73% for the three months ended July 31, 2003 as compared to the same period last year. This decrease is primarily related to the decrease in the amount of the payments received as a result of a revision in the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB.

     Interest expense decreased approximately $26,200, or 21% for the three-month period as compared to the same period last year. Interest expense decreased on both bank debt and capitalized leases and was partially offset by an increase in accrued interest related to the Technology Investors Note described under "Liquidity and Capital Resources" below.

     The decrease in net property and equipment of approximately $67,400, is primarily due to depreciation, partially offset by the purchase of tooling, machinery and equipment, and leasehold improvements.

     Liquidity and Capital Resources

     The Company derives cash from operations, equity sales, and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations appears adequate to meet cash requirements and commitments of the Company during the 2004 fiscal year.

In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of July 31, 2003, the principal and accrued interest of $3,410,688 could be converted into 2,728,550 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note.

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

     On May 19, 2003, the Company executed a note modification agreement with Centura Bank to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification is to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum. The Company has calculated the borrowing base as of July 31, 2003 and such calculation would support a loan of approximately $825,000 and the outstanding balance of the Centura loan on July 31, 2003 is $756,566.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     There was no material change in the Company's market risk during the quarter ended July 31, 2003. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosure About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended April 30, 2003.

Item 4.    DISCLOSURE CONTROLS AND PROCEDURES

     The Co-Chief Executive Officers and the Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosures.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                    PART II. OTHER INFORMATION AND SIGNATURE

Item 2.     Changes in Securities and Use of Proceeds

            No securities of the Registrant were issued during the three months ended July 31, 2003.

Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits:

               31.1 - Certification by Co-Chief Executive Officer
               31.2 - Certification by Co-Chief Executive Officer
               31.3 - Certification by Chief Financial Officer
               32.1 - Certificate of Co-Chief Executive Officers
               32.2 - Certificate of Chief Financial Officer


         (b)   Reports on Form 8-K:

            The Company filed on August 6, 2003 a Current Report on Form 8-K disclosing the fiscal 2003 financial results.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COX TECHNOLOGIES, INC.
                             ----------------------
                                  (Registrant)


Date:    09-11-03                            /s/  Brian D. Fletcher
-----    --------                           -----------------------
                                            Brian D Fletcher
                                            Co-Chief Executive Officer


Date:    09-11-03                            /s/  Kurt C. Reid
         --------                           -----------------------
                                            Kurt C. Reid
                                            Co-Chief Executive Officer


Date:    09-11-03                           /s/ John R. Stewart
         --------                           -----------------------
                                            John R. Stewart
                                            Chief Financial Officer