Form 10-Q
period 2003-10-31
COX TECHNOLOGIES INC
filed 2003-12-23
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2003

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----
Indicate by check mark whether the Registrant is an accelerated filer.
Yes        No  X
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at December 12, 2002..................................................38,331,825

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


FACE SHEET                                                                     1
TABLE OF CONTENTS                                                              2

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements
       Consolidated Balance Sheets (Unaudited)
           October 31, 2003 and April 30, 2002                                 3
       Consolidated Statements of Income (Unaudited)
           Three Months and Six Months Ended October 31,
            2003 and 2002                                                  4 - 5
       Consolidated Statements of Changes in Stockholders'
            Equity (Unaudited)
           Six Months Ended October 31, 2003 and 2002                          6
       Consolidated Statements of Cash Flows (Unaudited)
           Three Months and Six Months Ended October 31,
            2003 and 2002                                                  7 - 8
       Notes to Consolidated Financial Statements                         9 - 12
Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of Operations           12 - 15
Item 3.     Quantitative and Qualitative Disclosure About Market Risks        16
Item 4.     Controls and Procedures                                           16

PART II.   OTHER INFORMATION AND SIGNATURES
Item 2.     Changes in Securities and Use of Proceeds                         17
Item 6.     Exhibits and Reports on Form 8-K                                  17
             1.    Exhibits
                  31.1 - Certification by Co-Chief Executive Officer          19
                  31.2 - Certification by Co-Chief Executive Officer          20
                  31.3 - Certification by Chief Financial Officer             21
                  32.1 - Certification by Co-Chief Executive Officers         22
                  32.2 - Certification by Chief Financial Officer             23

             2. Report on Form 8-K                                            17
Signatures                                                                    18

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                 October 31, 2003 April 30, 2003
                                                 ---------------- --------------
ASSETS                                              (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                    $   620,188       $  572,149
      Accounts receivable, less allowance
       for doubtful accounts                         1,142,656          964,078

      Inventory, net                                 1,680,813        1,182,270
      Notes receivable                                    --             75,000
      Prepaid expenses                                  61,087           17,733
                                                    ----------       ----------

          TOTAL CURRENT ASSETS                       3,504,744        2,811,230
Property and equipment, net                            376,637          505,688
Due from officer, net                                     --              8,928
Other assets                                            74,503           71,510
Patents                                                 95,704          114,845
                                                    ----------       ----------
          TOTAL ASSETS                              $4,051,588       $3,512,201
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Accounts payable and accrued expenses        $  512,451       $  291,948
       Current portion of long-term debt               368,949          530,778
                                                    ----------       ----------
           TOTAL CURRENT LIABILITIES                   881,400          822,726

OTHER LIABILITIES:
       Long-term debt                                  443,197          862,393
       Long-term debt - related parties              3,541,151        3,327,500
                                                    ----------       ----------
            TOTAL OTHER LIABILITIES                  3,984,348        4,189,893
                                                    ----------       ----------
          TOTAL LIABILITIES                          4,865,748        5,012,619
                                                    ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Common stock, no par value; authorized
       100,000,000 shares; issued and outstanding;
       38,331,825 shares at October 31, 2003 and
       38,339,094 at April 30, 2003                23,253,876        23,252,804
Accumulated other comprehensive income (loss)         (41,781)          (32,591)
Accumulated deficit                               (24,000,454)      (24,696,452)
Less - Notes receivable for common stock              (25,801)          (24,179)
                                                 ------------      ------------
    TOTAL STOCKHOLDERS' DEFICIT                      (814,160)       (1,500,418)
                                                 ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $  4,051,588      $  3,512,201
                                                 ============      ============

                  See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     Three Months Ended October 31,
                                     ------------------------------
                                           2003            2002
                                           ----            ----
REVENUE:
   Sales                             $  2,699,143    $  2,040,459
                                     ------------    ------------
COSTS AND EXPENSES:
   Cost of sales                        1,360,335       1,171,233
   General and administrative             463,312         606,611
   Selling                                291,531         301,601
   Depreciation                            73,535          78,344
   Amortization of patents                  9,571          10,994
                                     ------------    ------------
     TOTAL COSTS AND EXPENSES           2,198,284       2,168,783
                                     ------------    ------------

INCOME (LOSS) FROM OPERATIONS             500,859        (128,324)
                                     ------------    ------------

OTHER INCOME (EXPENSE):
   Other income                             9,155          36,202
   Interest expense                      (141,342)       (117,720)
                                     ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)        (132,187)        (81,518)
                                     ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES         368,672        (209,842)
Provisions for income taxes                 --              --
                                     ------------    ------------
NET INCOME (LOSS)                    $    368,672    ($   209,842)
                                     ============    ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE          $        .01    ($       .01)
WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING     38,336,671      25,885,423


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      Six Months Ended October 31,
                                      ----------------------------
                                           2003           2002
                                           ----           ----
REVENUE:
   Sales                             $  5,140,083    $  4,306,366
                                     ------------    ------------
COSTS AND EXPENSES:
   Cost of sales                        2,590,624       2,446,201
   General and administrative             920,680       1,123,488
   Selling                                555,467         538,670
   Depreciation                           142,727         155,865
   Amortization of patents                 19,141
                                     ------------    ------------
     TOTAL COSTS AND EXPENSES           4,228,639       4,286,212
                                     ------------    ------------
INCOME FROM OPERATIONS                    911,444          20,154
                                     ------------    ------------

OTHER INCOME (EXPENSE):
   Other income                            25,699          94,757
   Interest expense                      (241,145)       (243,073)
                                     ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)        (215,446)       (148,316)
                                     ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES         695,998        (128,162)

Provisions for income taxes                  --              --
                                     ------------    ------------
NET INCOME (LOSS)                    $    695,998    ($   128,162)
                                     ============    ============

BASIC AND DILUTED:
NET INCOME (LOSS) PER SHARE          $        .02    ($       .00)
WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING     38,337,883      25,858,686


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                  Accumulated                     Subscribed
                                                     Other                           Stock
                                     Common      Comprehensive    Accumulated      Less Note
                                      Stock      Income (Loss)      Deficit        Receivable        Total
                                      -----      -------------      -------        ----------        -----
Balance, April 30, 2002           $ 22,593,724   ($    68,168)   ($24,806,900)   ($    24,179)   ($ 2,305,523)
Comprehensive income (loss) -
     Net income (loss)                    --             --          (128,162)           --          (128,162)
     Foreign currency
       translation adjustment             --           18,477            --              --            18,477
Total comprehensive
   income (loss)                          --             --              --              --          (109,685)
                                                                                                 ------------
Common stock issued                     13,404           --              --              --            13,404
Change in subscribed stock, net           --             --              --              (449)           (449)
                                  ------------   ------------    ------------    ------------    ------------
Balance, October 31, 2002         $ 22,607,128   ($    49,691)   ($24,935,062)   ($    24,628)   ($ 2,402,253)
                                  ============   ============    ============    ============    ============

Balance, April 30, 2003           $ 23,252,804   ($    32,591)   ($24,696,452)   ($    24,179)   ($ 1,500,418)
Comprehensive income -
      Net income (loss)                   --             --           695,998            --           695,998
      Foreign currency
        translation adjustment            --           (9,190)           --              --            (9,190)
Total comprehensive
  income (loss)                           --             --              --              --           686,808
Common stock issued                      1,072           --              --                             1,072
Change in subscribed stock, net           --             --              --            (1,622)         (1,622)
                                  ------------   ------------    ------------    ------------    ------------
Balance, October 31, 2003         $ 23,253,876   ($    41,781)   ($24,000,454)   ($    25,801)   ($   814,160)
                                  ============   ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended October 31,
                                                                      ------------------------------
                                                                           2003         2002
                                                                           ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income (loss)                                                $ 368,672    ($209,842)
       Adjustments to reconcile net income (loss) to
           net cash used byoperating activities:
           Depreciation                                                    73,535       78,344
           Amortization of patents                                          9,571       10,994
           Decrease in allowance for doubtful accounts                       --         (5,634)
           Other                                                           (3,202)       3,300
           Decrease in valuation adjustment                                 8,928       10,713
                                                                        ---------    ---------
                                                                          457,504     (112,125)
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                                       (204,537)     186,968
               Inventory                                                 (380,024)        (436)
               Prepaid expenses                                           (43,621)       2,556
          Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses                       62,940     (157,420)
                                                                        ---------    ---------
CASH USED IN OPERATING ACTIVITIES                                        (107,738)    (180,457)
                                                                        ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                (11,888)     (22,895)
        Proceeds from sale of property held for sale                         --        100,000
                                                                        ---------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (11,888)      77,105
                                                                        ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock, net                                        1,072        1,130
       Increase (decrease) in debt                                         28,062      (80,503)
       Subscriptions receivable                                              --           (426)
                                                                        ---------    ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            29,134      (79,799)
                                                                        ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (5,467)       6,440
                                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH                                           (95,959)      23,289
CASH AND CASH EQUIVALENTS, beginning of period                            716,147      139,186
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                $ 620,188    $ 162,475
                                                                        =========    =========
Supplemental Cash Flow Information
Interest paid                                                           $  11,125    $  41,977
Income taxes paid                                                       $    --      $    --
Note received resulting from sale of property held for sale             $    --      $ 175,000


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended October 31,
                                                             ----------------------------
                                                                 2003         2002
                                                                 ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income (loss)                                      $ 695,998    ($128,162)
       Adjustments to reconcile net income (loss)
           to net cash used by operating activities:
           Depreciation                                         142,727      155,865
           Amortization of patents                               19,141       21,988
           Decrease in allowance for doubtful accounts             (750)      (5,318)
           Other                                                 (2,993)      (2,355)
           Decrease in valuation adjustment                       8,928       30,354
                                                              ---------    ---------
                                                                863,051       72,372
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                             (177,828)     252,640
               Inventory                                       (498,543)     (13,289)
               Prepaid expenses                                 (43,355)      23,656
               Notes receivable                                  75,000         --
          Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses            220,503     (192,370)
                                                              ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES                           438,828       43,009
                                                              ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                      (13,675)     (61,664)
        Proceeds from sale of property held for sale               --        100,000
                                                              ---------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (13,675)      38,336
                                                              ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock, net                              1,072       13,404
       Repayment of debt                                       (368,996)    (366,344)
       Subscriptions receivable                                    --           (449)
                                                              ---------    ---------
CASH USED IN FINANCING ACTIVITIES                              (367,924)    (353,389)
                                                              ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (9,190)      18,477
                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH                                  48,039      (53,567)
CASH AND CASH EQUIVALENTS, beginning of period                  572,149      216,042
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                      $ 620,188    $ 162,475
                                                              =========    =========
Supplemental Cash Flow Information
Interest paid                                                 $  27,785    $  91,705
Income taxes paid                                             $    --      $    --
Note received resulting from sale of property held for sale   $    --      $ 175,000


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

     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. On December 12, 2003, the Company entered into an Asset Purchase Agreement with Sensitech Inc. and its wholly owned subsidiary Cox Acquisition Corp., pursuant to which Sensitech will acquire substantially all the assets and business of the Company and, shortly thereafter, the Company will wind up its operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to its shareholders (see details in Note 6 of the Notes to Consolidated Financial Statements (Unaudited)). Both the sale of assets and the liquidation and dissolution of the Company are subject to approval by the Company's shareholders and other conditions. There can be no assurance that these conditions will be met and the sale of assets and dissolution consummated. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company has two stock option plans, the Stock Option Agreements By and Between Cox Technologies, Inc. and Certain Executives ("Executive Plan") and the 2000 Stock Incentive Plan ("2000 Plan"). In accordance with the Executive Plan, options to purchase an aggregate of up to 6,652,500 shares of the Company's Common Stock were granted to certain executives of the Company. Options generally were granted at the fair market value of the Company's Common Stock determined on the date of the grant. Certain options were granted at an exercise price below fair market value and $600,000 of compensation expense was charged to operations in fiscal 2000. Options from the Executive Plan are exercisable on various dates and expire on various dates. At October 31, 2003, 6,600,000 options under the Executive Plan are outstanding. In accordance with the 2000 Plan, up to 8,000,000 shares of the Company's Common Stock can be issued through the use of stock-based incentives to employees, consultants and non-employee members of the Board of Directors. The exercise price of options granted through the 2000 Plan cannot be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. All outstanding options have been granted at the fair market value; therefore, no compensation expense has been recorded. Options from the 2000 Plan are exercisable on various dates from the date of the grant and expire on various dates. Exceptions to the exercise date for both plans are allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control as defined in both plans.

     The Company applies APB No. 25 in accounting for both Plans. Accordingly, compensation cost is determined using the intrinsic value method under APB No.
25. For the periods ended October 31, 2003 and 2002, there was no stock-based compensation expense recorded. Had compensation cost for both Plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, the Company's net income and earnings per share
(EPS) would have been the pro forma amounts shown below for the fiscal periods ended October 31, 2003 and 2002.

                                              October 31, 2003  October 31, 2002
                                              ----------------  ----------------
Net income (loss), as reported                   $ 695,998         $(128,162)
Proforma stock-based compensation - net of tax    (131,987)         (124,183)
                                                 ---------         ---------
Net income (loss), proforma                      $ 564,011         $(352,345)
                                                 =========         =========
Basic and diluted EPS, as reported               $     .02         $    (.01)
Basic and diluted EPS, proforma                  $     .01         $    (.02)

     Restricted stock was issued out of the 2000 Plan to consultants and employees in lieu of cash payments totaling zero and 30,000 shares, respectively for the six months ended October 31, 2003 and 2002. At October 31, 2003, there were 2,869,472 shares reserved for issuance under the 2000 Plan.

     Accounts Receivable

     The balance in the allowance for doubtful accounts is $46,668 and $45,750 at October 31, 2003 and April 30, 2003, respectively.

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

     SFAS No. 150 addresses the accounting for certain financial instruments with characteristics of both liabilities and equity, and is effective for interim periods beginning after June 15, 2003. The Company has adopted the provisions of SFAS No. 150 effective August 1, 2003, and the adoption of the provisions of SFAS No. 150 did not have a significant effect on its financial position or results of operations.

2.   INVENTORY

     Inventory at October 31, 2003 and April 30, 2003 consists of the following:

                       October 31, 2003      April 30, 2003
Raw materials             $  410,333           $  328,744
Work-in-process              362,247              103,059
Finished goods               958,233              800,467
                          ----------           ----------
                           1,730,813            1,232,270
Less reserve                  50,000               50,000
                          ----------           ----------
      Total               $1,680,813           $1,182,270
                          ==========           ==========

3.   DEBT

     On May 19, 2003, the Company executed a note modification agreement to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification is to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum. As of October 31, 2003, Centura has waived the requirement of the Company to produce a borrowing base calculation on a monthly basis. The Company's qualifying accounts receivable and inventory are adequate to support the outstanding loan at October 31, 2003.

4.   RELATED PARTY TRANSACTIONS


     On January 20, 2003, the Company entered into a Stock Purchase Agreement (the "TI Stock Purchase Agreement") with Technology Investors, LLC ("TI"), an affiliate of Brian Fletcher and Kurt Reid, who are officers and directors of the Company, pursuant to which TI agreed to purchase and the Company agreed to sell 12,500,000 shares of the Company's Common Stock at a price of $0.06 per share, for a total purchase price of $750,000. This transaction was submitted to the Company's shareholders for their approval at a special meeting of the shareholders on March 12, 2003. With a quorum of shareholders present, a motion was made and seconded to approve the TI Stock Purchase Agreement, and the motion was passed by a unanimous vote of those present in person or represented by proxy. The transaction was consummated on March 19, 2003. TI, together with Mr. Fletcher and Mr. Reid and their affiliates, now collectively own and control beneficially an aggregate of 15,765,887 shares of the Company's Common Stock, or approximately 38% of the Company's issued and outstanding common stock. These figures include the 2,832,921 shares of the Company's Common Stock that TI may obtain by converting its existing promissory note, but exclude the options that Mr. Fletcher and Mr. Reid own to purchase, in the aggregate, 3,000,000 shares of the Company's Common Stock, which options are exercisable in varying increments through September 9, 2009.

     In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of October 31, 2003, the principal and accrued interest of $3,541,151 could be converted into 2,832,921shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note. See Note 5 below for further discussion of this transaction and the consequences to the Company if it fails to meet its principal and accrued interest obligations under the TI Note when they become due on March 10, 2005.

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

 On April 1, 2003, the Board of Directors modified the compensation plan for Mr. Fletcher and Mr. Reid increasing their annual salary rate to $120,000 per year, effective April 15, 2003, and establishing a quarterly bonus plan beginning with the first quarter of fiscal 2004 based on the profitability of the Company. The quarterly bonus is limited to 50% of the Company's net income for the quarter and Mr. Fletcher and Mr. Reid can earn a non-cumulative bonus up to $10,000 per quarter. During fiscal 2003, Mr. Fletcher and Mr. Reid were each compensated approximately $99,000 as a payout from the fiscal 2002 compensation arrangement and approximately $50,000 from the fiscal 2003 compensation arrangement. At October 31, 2003, the Company has paid and accrued bonus compensation to Mr. Fletcher and Mr. Reid totaling $40,000 each.

5.    LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations is currently not adequate to retire the TI Note, and it is unlikely that cash flow will increase in an amount sufficient for the Company to meet its obligations under the TI Note when the principal and accrued interest become due on March 10, 2005. TI has indicated that, in the event the Company becomes unable to meet its obligations under the TI Note, TI may be willing to explore alternative financing arrangements, including a restructuring of the TI Note prior to its due date. Alternatively, the Company may seek a cash infusion elsewhere, through a separate debt or equity offering, a strategic partnership or some form of business combination. The Company may consider any or all of these alternatives in the event it becomes unable to meet its debt obligation to TI, but there can be no assurance that any deal will be consummated on terms acceptable to both the Company and TI or another third party. Without such an arrangement, it is highly likely that the Company would default on its obligations under the TI Note, at which time TI would be entitled to exercise any and all remedies available to it under the TI Note and applicable law, including bringing suit against the Company and its assets. Should TI seek to enforce its right to timely repayment of the TI Note, there is a risk that the Company will not be able to continue as a going concern. Please refer to Note 6 of the Notes to Consolidated Financial Statements (Unaudited) concerning the proposed asset sale and plan of liquidation and dissolution of the Company.

6.    PROPOSED ASSET SALE AND PLAN OF LIQUIDATION AND DISSOLUTION OF THE COMPANY

     On December 12, 2003, the Company entered into an Asset Purchase Agreement with Sensitech Inc. and its wholly owned subsidiary Cox Acquisition Corp., pursuant to which Sensitech will acquire substantially all the assets and business of the Company. Subject to the terms and conditions of the Asset Purchase Agreement, Sensitech will pay approximately $10,532,000 to the Company in exchange for substantially all of the assets of the Company exclusive of the Vitsab product line, cash and certain furniture and equipment. Of the purchase price, $10,240,000 is payable in cash with the remainder being paid through the assumption of an estimated $292,000 in accounts payable. The purchase price may be adjusted based on changes in the amount of receivables, inventory, payables, product claims, customer commitments and claims for indemnification.

     In connection with the negotiation of the asset sale, the Company has agreed to continue manufacturing products for Sensitech during a transition period to end no later than June 1, 2004. After the closing of the asset sale and following expiration of those manufacturing obligations, the Company's intention is to wind up its operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to its shareholders.

     Both the sale of assets and the liquidation and dissolution of the Company are subject to approval by the Company's shareholders. The Board of Directors has called for a special meeting of shareholders to consider the approval of this sale of asset and also to consider approval of a plan whereby the Company will convert its remaining assets to cash, pay all of its debts and distribute the remaining net proceeds to the shareholders. Subject to the approval of shareholders, it is anticipated that the sale will be consummated in the first calendar quarter of 2004 and that a final distribution of cash to shareholders will occur in the third or fourth calendar quarter of 2004.

ITEM 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

     Recent Major Development - Proposed Sale of Assets and Plan of Liquidation

     On December 12, 2003, the Company entered into an Asset Purchase Agreement with Sensitech Inc. and its wholly owned subsidiary Cox Acquisition Corp., pursuant to which Sensitech will acquire substantially all the assets and business of the Company. Subject to the terms and conditions of the Asset Purchase Agreement, Sensitech will pay approximately $10,532,000 to the Company in exchange for substantially all of the assets of the Company exclusive of the Vitsab product line, cash and certain furniture and equipment. Of the purchase price, $10,240,000 is payable in cash with the remainder being paid through the assumption of an estimated $292,000 in accounts payable. The purchase price may be adjusted based on changes in the amount of receivables, inventory, payables, product claims, customer commitments and claims for indemnification.

     In connection with the negotiation of the asset sale, the Company has agreed to continue manufacturing products for Sensitech during a transition period to end no later than June 1, 2004. After the closing of the asset sale and following expiration of those manufacturing obligations, the Company's intention is to wind up its operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to its shareholders.

     Both the sale of assets and the liquidation and dissolution of the Company are subject to approval by the Company's shareholders. The Board of Directors has called for a special meeting of shareholders to consider the approval of this sale of asset and also to consider approval of a plan whereby the Company will convert its remaining assets to cash, pay all of its debts and distribute the remaining net proceeds to the shareholders. Subject to the approval of shareholders, it is anticipated that the sale will be consummated in the first calendar quarter of 2004 and that a final distribution of cash to shareholders will occur in the third or fourth calendar quarter of 2004.

     Comparison of Operations for 2004 and 2003

     The Company operates in one reporting segment that involves the production and distribution of temperature recording and monitoring devices, including the Cox1 graphic temperature recorder, DataSource(R) and Tracer(R) electronic data loggers, Vitsab(R) visual indicator labels, and temperature probes and related products.

     Revenues from sales increased $658,684, or 32% and $833,717, or 19% for the three and six months ended October 31, 2003 as compared to the same periods as last year. The revenues from sales of graphic recorders represented $1,657,113 and $3,095,172 or 61% and 60%, for the three and six months ended October 31, 2003 of total revenues as compared to $1,435,708 and $3,087,023, or 70% and 72%, in the same periods last year. The revenue from sales of electronic data loggers represented $924,973 and $1,763,443, or 34% and 34%, for the three and six months periods ended October 31, 2003 of total revenues as compared to $464,665 and $957,051, or 23% and 22%, in the same periods last year. The revenue from sales of Vitsab(R) products represented $67,833 and $175,222 or 3% and 3%, for the three and six months ended October 31, 2003 of total revenues as compared to $69,530 and $114,734 or 3%, in the same periods last year. The revenues from sales of temperature probes and other products represented $49,224 and $106,246, or 2% and 2%, for the three and six months ended October 31, 2003 of total revenues as compared to $39,791 and $70,326, or 2%, in the same periods last year. Sales of Cox1 units increased 25% and 6% for the three and six months ended October 31, 2003 as compared to the same periods last year and the average sales price decreased 7% for the same periods. Sales of DataSource(R) units increased 118% and 96% for the three and six months ended October 31, 2003 as compared to the same periods last year and the average sales price decreased 1% and less than 1% for the same periods. Sales of Tracer(R) units increased 36% for both the three and six months ended October 31, 2003 as compared to the same periods last year and the average sales price increased 19% and 17% for the same periods. Vitsab(R) unit sales increased 69% and 121% for the three and six months ended October 31, 2003 as compared to the same periods last year and the average sales price decreased 39% and 30% for the same periods. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects units sales for its primary products to remain constant, or in the case of electronic data loggers, to increase in future periods. Historically, the Company has had a broad base of customers in a highly competitive market; however, the Company finds that it's growth in revenues is developing from a smaller base of customers.

     Cost of sales increased $189,102 and $144,423, or 16% and 6%, respectively, for the three and six months ended October 31, 2003 as compared to the same periods last year. The increases for both the second quarter and the six months of fiscal 2004 were principally driven by increases in revenue over the same periods last year and to increases in the expenses associated with products returned for retriever fees and rebates, however, cost of sales improved as a percentage of revenues. For the second quarter of 2004, cost of sales as a percentage of revenues decreased to 50% as compared to 57% for the same quarter last year and for the six month period ended October 31, 2003 cost of sales as a percentage of revenues decreased to 50% as compared to 57% for the same period last year. These improvements are attributable to the Company's efforts to hold down labor and supply costs and to a reduction in the price that the company pays for raw material components.

     The Company contracts with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. During the first 6 months of fiscal 2004, this location supplied approximately 54% of the total number of units being utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Company plans to continue assembling special use Cox1 units in the Belmont facility. The Belmont facility will also continue to manufacture and assemble a certain percentage of the base Cox1 units. If necessary, the production capabilities of the Belmont facility can be expanded to meet the total demand for all Cox1 units. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

     General and administrative expenses for the three and six months ended October 31, 2003 decreased $143,299 and $202,808 or 24% and 18%, respectively, as compared to the same periods last year. The decrease in both periods of fiscal 2004 as compared to the same periods a year ago was due principally to lower salary and payroll taxes, equipment rental expense, computer system costs and the absence of expenses associated with the Company's former oil and gas operations, partially offset by increases in bad debt expense, temporary labor costs, insurance expenses and legal expenses.

     Selling expense decreased $10,070 and $16,797, or 3% respectively, for the three and six months ended October 31, 2003 as compared to the same periods last year. The decrease in the both periods was principally due to lower outside services expenses and to a lesser extent by decreased travel and trade show expenses, partially offset by an increase in salary and commission expenses.

     Depreciation expense decreased $4,809 and $13,138, or 6% and 8%, respectively, for the three and six months ended October 31, 2003 as compared to the same periods. The decreases in expense in fiscal 2004 as compared to the same periods are principally to the some assets of the Company becoming fully depreciated.

     Amortization of patents decreased $1,423 and $2,847, or 13%, for the three and six-months ended October 31, 2003 as compared to the same periods last year.

     Other income decreased $27,047 and $69,058, or 75% and 73%, respectively, for the three and six months ended October 31, 2003 as compared to the same period last year. This change in both periods was primarily related to the decrease in the amount of the payments received as a result of the revision in the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the company's wholly owned subsidiary, Vitsab Sweden, AB. Also, the Company realized a gain on disposal of certain oil and gas assets in the second quarter of fiscal 2003 and there have been no such transactions in the second quarter of fiscal 2004.

     Interest expense increased $23,622, or 20%, for the three ended October 31, 2003 as compared to the same period last year and decrease $1,928, or less than 1%, for the six months ended October 31, 2003 as compared to the same period last year. The significant cause for the increased expense in the second quarter and for only a small decrease in expense for the six months was an adjustment resulting from an error in the calculation of accrued interest on the TI Note, due March 10, 2005 in the amount of $47,276. Without this adjustment, both the second quarter and the six month interest expense would have been lower than the same periods last year because of the decreases in the interest rate applied to the debt and decreases in the principal balance.

     The increase in accounts receivable of $178,578, or 19%, is primarily due to the increased sales in the first half of fiscal 2004.

     The increase in inventory of $498,843, or 42%, reflects the Company's plan to be able to meet future demand for our products on a timely basis.

     The increase in prepaid expenses of $43,354 is due to the increase premium costs of property and casualty and directors and officers coverage at the renewal of the policies.

     The decrease in property and equipment of $129,051, is primarily due to depreciation, partially offset by the purchase of machinery and equipment.

     Liquidity and Capital Resources

     The Company derives cash from operations, equity sales, and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations appears adequate to meet cash requirements and commitments of the Company during the 2004 fiscal year. Please refer to "Recent Major Development - Proposed Asset Sale and Plan of Liquidation" concerning the proposed asset sale and plan of liquidation and dissolution of the Company. If the proposed asset sale and liquidation and dissolution of the Company are approved and effected as currently planned, it is anticipated the Company would have sufficient resources to satisfy existing obligations and distribute approximately $0.15 to $0.19 per share to shareholders upon liquidation.

     In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of October 31, 2003, the principal and accrued interest of $3,541,151 could be converted into 2,832,921 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note.

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

     On May 19, 2003, the Company executed a note modification agreement with Centura Bank to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification is to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum. As of October 31, 2003, Centura has waived the requirement of the Company to produce a borrowing base calculation on a monthly basis. The Company's qualifying accounts receivable and inventory are adequate to support the outstanding loan at October 31, 2003.

     Forward-Looking Statements

     Statements contained in this document, which are not historical in nature, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "estimate," "intend," "plan," and other words and terms of similar meaning in connection with any discussion of future operating and financial performance. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. Cox Technologies undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to Cox Technologies include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with suppliers, regulatory issues, competition, the effect of weather on customers, exposure to environmental issues and liabilities, variations in material costs and general and specific economic conditions, the risk that the sale of assets to Sensitech and/or the dissolution may not be consummated in a timely manner, on the terms described above, or at all; the discretion of the Cox Technologies' shareholders in approving the sale and/or the dissolution; changes in the value of the assets and liabilities transferred to Sensitech and retained by Cox Technologies; performance of the business of Cox Technologies prior to the closing of the sale; delays in distributions to Cox Technologies shareholders and reduced distributions due to unexpected liabilities and the inability to settle obligations to creditors; delays in distributions due to the timing of sales of non-cash assets, claim settlements with creditors and the amounts paid out under warranty claims. From time to time, Cox Technologies may include forward-looking statements in oral statements or other written documents.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     There was no material change in the Company's market risk during the quarter ended October 31, 2003. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosure About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended April 30, 2003.

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




              (The balance of this page intentionally left blank.)

                    PART II. OTHER INFORMATION AND SIGNATURE

Item 2.     Changes in Securities and Use of Proceeds

         (a) On October 1, 2003 the Company issued 148,148 unregistered common shares to Mr. Peter H. Ronnow as payment of $10,000 of compensation due Mr. Ronnow under the employment agreement dated March 1, 2000 and amended August 17, 2000 between him and the Company. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, and /or Regulation S promulgated under the Securities Act, as the transaction was an isolated transaction with a single purchaser/offeree who is a citizen and resident of Sweden.

         (b) On October 20, 2003 the Company canceled and returned to authorized and unissued, 155,417 common shares that were returned to the Company as part of the distribution of the Company's holding of Vitsag, AG. These shares represented the final distribution of an ownership position, through Dr. James L. Cox, in the Vitsag , AG company in Sweden. The return of these shares was used to satisfy the accounts receivable from officer.

Item 6.     Exhibits and Reports on Form 8-K

         (a)   Exhibits:


               31.1 - Certification by Co-Chief Executive Officer
               31.2 - Certification by Co-Chief Executive Officer
               31.3 - Certification by Chief Financial Officer
               32.1 - Certificate of Co-Chief Executive Officers
               32.2 - Certificate of Chief Financial Officer


         (b)   Reports on Form 8-K:

               The Company filed on September 16, 2003 a Current Report on Form 8-K disclosing the first quarter fiscal 2004 financial results.

               The Company filed on December 19, 2003 a Current Report on Form 8-K disclosing the offer to purchase substantially all of the assets of the Company by Sensitech Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COX TECHNOLOGIES, INC.
                                  (Registrant)


Date:    12-22-03                            /s/  Brian D Fletcher
         --------                           ------------------------
                                            Brian D. Fletcher
                                            Co-Chief Executive Officer


Date:    12-22-03                            /s/  Kurt C. Reid
         --------                           ------------------------
                                            Kurt C. Reid
                                            Co-Chief Executive Officer


Date:    12-22-03                            /s/  John R. Stewart
         --------                           -------------------------
                                            John R. Stewart
                                            Chief Financial Officer





               (The balance of this page intentionally left blank)