Form 10-Q
period 2004-01-31
COX TECHNOLOGIES INC
filed 2004-03-16
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2004

                                       OR

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from ............
                                 to ............

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

Number of shares of Common Stock, no par value, outstanding
at March 15, 2004.....................................................38,167,077

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

FACE SHEET ................................................................    1
TABLE OF CONTENTS .........................................................    2
PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements
       Consolidated Balance Sheets (Unaudited)
           January 31, 2004 and April 30, 2003 ............................    3
       Consolidated Statements of Income (Unaudited)
           Three Months and Nine Months Ended January 31, 2004 and 2003 ... 4-5 Consolidated Statements of Changes in Stockholders' Deficit
           (Unaudited) Nine Months Ended January 31, 2004 and 2003 ........    6
       Consolidated Statements of Cash Flows (Unaudited)
            Three Months and Nine Months Ended January 31, 2004 and 2003 ..  7-8
       Notes to Consolidated Financial Statements                           9-13
Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations .........13-16
Item 3.     Quantitative and Qualitative Disclosure About Market Risks ....   16
Item 4.     Controls and Procedures .......................................   16

PART II.   OTHER INFORMATION AND SIGNATURES
Item 2.      Changes in Securities and Use of Proceeds ....................   17
Item 6.     Exhibits and Reports on Form 8-K ..............................   17
             1.    Exhibits
                  31.1 - Certification by Co-Chief Executive Officer ......   19
                  31.2 - Certification by Co-Chief Executive Officer ......   20
                  31.3 - Certification by Chief Financial Officer .........   21
                  32.1 - Certification by Co-Chief Executive Officers .....   22
                  32.2 - Certification by Chief Financial Officer .........   23

             2.    Reports on Form 8-K ....................................   17
Signatures ................................................................   18

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     January 31, 2004   April 30, 2003
                                                     ----------------   --------------
ASSETS                                                   (Unaudited)
------
CURRENT ASSETS:
      Cash and cash equivalents                         $    740,785    $    572,149
      Accounts receivable, less allowance
       for doubtful accounts                               1,270,668         964,078
      Inventory, net                                       1,673,871       1,182,270
      Note receivable                                        175,000          75,000
      Prepaid expenses                                        59,310          17,733
                                                        ------------    ------------
          TOTAL CURRENT ASSETS                             3,919,634       2,811,230
Property and equipment, net                                  196,938         505,688
Due from officer, net                                           --             8,928
Other assets                                                  77,983          71,510
Patents                                                         --           114,845
                                                        ------------    ------------
          TOTAL ASSETS                                  $  4,194,555    $  3,512,201
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
       Accounts payable and accrued expenses            $    549,561    $    291,948
       Current portion of long-term debt                     304,575         530,778
                                                        ------------    ------------
           TOTAL CURRENT LIABILITIES                         854,136         822,726
OTHER LIABILITIES:
       Long-term debt                                        378,566         862,393
       Long-term debt - related parties                    3,624,338       3,327,500
                                                        ------------    ------------
            TOTAL OTHER LIABILITIES                        4,002,904       4,189,893
                                                        ------------    ------------
          TOTAL LIABILITIES                                4,857,040       5,012,619
                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
      Common stock, no par value; authorized
       100,000,000 shares; issued and outstanding;
       38,331,825 shares at January 31, 2004 and
       38,339,094 at April 30, 2003                       23,253,876      23,252,804
      Accumulated other comprehensive income (loss)          (48,316)        (32,591)
      Accumulated deficit                                (23,855,145)    (24,696,452)
      Less - Notes receivable for common stock               (12,900)        (24,179)
                                                        ------------    ------------
          TOTAL STOCKHOLDERS' DEFICIT                       (662,485)     (1,500,418)
                                                        ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  4,194,555    $  3,512,201
                                                        ============    ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended January 31,
                                                        ------------------------------
                                                             2004            2003
                                                             ----            ----
REVENUE:
   Sales                                                $  2,481,510    $  2,212,195
                                                        ------------    ------------
COSTS AND EXPENSES:
   Cost of sales                                           1,274,501       1,121,060
   General and administrative                                443,493         424,605
   Selling                                                   235,679         227,956
   Depreciation                                               24,867          24,517
                                                        ------------    ------------
     TOTAL COSTS AND EXPENSES                              1,978,540       1,798,138
                                                        ------------    ------------
INCOME FROM OPERATIONS                                       502,970         414,057
                                                        ------------    ------------
OTHER (INCOME) EXPENSE:
   Other income                                              (22,298)        (50,697)
   Interest expense                                           91,281         114,394
                                                        ------------    ------------
     TOTAL OTHER EXPENSE                                      68,983          63,697
                                                        ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        433,987         350,360
PROVISION FOR INCOME TAXES                                       --              --
                                                        ------------    ------------
INCOME FROM CONTINUING OPERATIONS                            433,987         350,360
OPERATING LOSS FROM DISCONTINUED OPERATIONS                   39,989         191,775
LOSS ON SALE OF ASSETS OF DISCONTINUED OPERATIONS            248,690            --
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS           --              --
                                                        ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                            288,679         191,775
                                                        ------------    ------------
NET INCOME                                              $    145,308    $    158,585
                                                        ============    ============
EARNING (LOSS) PER SHARE, BASIC AND DILUTED:
    Continuing Operations                                    $   .01          $  .01
    Discontinued Operations                                 ($   .01)        ($  .01)
    Net Income                                               $   .00          $  .00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      38,331,825      25,839,094

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Nine Months Ended January 31,
                                                         -----------------------------
                                                              2004            2003
                                                             -----            ----
REVENUE:
   Sales                                                $  7,446,371    $  6,387,739
                                                        ------------    ------------
COSTS AND EXPENSES:
   Cost of sales                                           3,609,674       3,478,813
   General and administrative                              1,334,283       1,348,486
   Selling                                                   689,592         682,973
   Depreciation                                               73,694          72,806
                                                        ------------    ------------
     TOTAL COSTS AND EXPENSES                              5,707,243       5,583,078
                                                        ------------    ------------

INCOME FROM OPERATIONS                                     1,739,128         804,661
                                                        ------------    ------------

OTHER (INCOME) EXPENSE:
   Other income                                              (48,289)       (145,564)
   Interest expense                                          332,717         357,467
                                                        ------------    ------------

     TOTAL OTHER EXPENSE                                     284,428         211,903
                                                        ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      1,454,700         592,758
PROVISION FOR INCOME TAXES                                      --              --
                                                        ------------    ------------
INCOME FROM CONTINUING OPERATIONS                          1,454,700         592,758
OPERATING LOSS FROM DISCONTINUED OPERATIONS                  364,703         562,335
LOSS ON SALE OF ASSETS OF DISCONTINUED OPERATIONS            248,690            --
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS           --              --
                                                        ------------    ------------
LOSS ON DISCONTINUED OPERATIONS                              613,393         562,335
                                                        ------------    ------------
NET INCOME                                              $    841,307    $     30,423
                                                        ============    ============
EARNING (LOSS) PER SHARE, BASIC AND DILUTED:
    Continuing Operations                                     $  .04          $  .02
    Discontinued Operations                                  ($  .02)        ($  .02)
    Net Income                                                $  .02          $  .00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      38,335,863      25,818,822

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

                                                  Accumulated                      Subscribed
                                                     Other                           Stock
                                     Common      Comprehensive    Accumulated      Less Note
                                      Stock      Income (Loss)      Deficit        Receivable        Total
                                  ------------   -------------   -------------   -------------   -------------
Balance, April 30, 2002           $ 22,593,724   ($    68,168)   ($24,806,900)   ($    24,179)   ($ 2,305,523)
Comprehensive income (loss) -
     Net income (loss)                    --             --            30,423            --            30,423
     Foreign currency
       translation adjustment             --           52,347            --              --            52,347
                                                                                                       ------
Total comprehensive income                --             --              --              --            82,770
Common stock issued                     13,404           --              --              --            13,404
Change in subscribed stock, net           --             --              --              (883)           (883)
                                  ------------   ------------    ------------    ------------    ------------
Balance, January 31, 2003         $ 22,607,128   ($    15,821)   ($24,776,477)   ($    25,062)   ($ 2,210,232)
                                  ============   ============    ============    ============    ============

Balance, April 30, 2003           $ 23,252,804   ($    32,591)   ($24,696,452)   ($    24,179)   ($ 1,500,418)
Comprehensive income -
      Net income (loss)                   --             --           841,307            --           841,307
      Foreign currency
        translation adjustment            --          (15,725)           --              --           (15,725)
                                                                                                      -------
Total comprehensive  income               --             --              --              --           825,582
Common stock issued                      1,072           --              --              --             1,072
Change in subscribed stock, net           --             --              --            11,279          11,279
                                  ------------   ------------    ------------    ------------    ------------
Balance, January 31, 2004         $ 23,253,876   ($    48,316)   ($23,855,145)   ($    12,900)   ($   662,485)
                                  ============   ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three Months Ended January 31,
                                                                  ------------------------------
                                                                        2004         2003
                                                                        ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                   $ 145,308    $ 158,585
       Adjustments to reconcile net income
           to net cash provided by operating activities:
           Depreciation and amortization                               39,121       76,898
           Amortization of patents                                      9,570       10,994
           Increase (decrease) in allowance for doubtful accounts       5,135       (2,195)
           Other                                                       (6,857)      (7,212)
           Loss on sales of assets of discontinued operations         248,690         --
           Decrease in valuation adjustment                              --          1,785
                                                                    ---------    ---------
                                                                      440,967      238,855
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                                   (133,147)    (171,116)
               Inventory                                             (156,658)     126,770
               Prepaid expenses                                         1,777      (15,347)
          Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses                   37,110       54,378
                                                                    ---------    ---------
CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                      190,049      233,540
                                                                    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                            (30,000)     (25,568)
        Collection of note receivable from property held for sale        --        100,000
                                                                    ---------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (30,000)      74,432
                                                                    ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (decrease) in debt                                    (45,818)    (155,151)
       Decrease in subscription receivable                             12,901         (434)
                                                                    ---------    ---------
CASH USED IN FINANCING ACTIVITIES                                     (32,917)    (155,585)
                                                                    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (6,535)      33,870
                                                                    ---------    ---------
NET INCREASE IN CASH                                                  120,597      186,257
CASH AND CASH EQUIVALENTS, beginning of period                        620,188      162,475
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                            $ 740,785    $ 348,732
                                                                    =========    =========
Supplemental Cash Flow Information

   Interest paid                                                    $   9,174    $  38,656
   Income taxes paid                                                $    --      $    --
   Note received from sale of Vitsab operations                     $ 175,000    $    --

           See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended January 31,
                                                                     -----------------------------
                                                                         2004           2003
                                                                         ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                   $   841,307    $    30,423
       Adjustments to reconcile net income
           to net cash used by operating activities:
           Depreciation                                                 181,849        232,763
           Amortization of patents                                       28,711         32,982
           Increase (decrease) in allowance for doubtful accounts         6,170         (7,513)
           Other                                                         (9,853)       (29,071)
           Loss on sale of assets                                       248,690
           Decrease in valuation adjustment                               8,928         32,139
                                                                    -----------    -----------
                                                                      1,305,802        291,723
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                                     (312,760)        81,524
               Inventory                                               (655,201)       113,481
               Prepaid expenses                                         (41,577)         8,309
          Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses                    257,613         27,008
                                                                    -----------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES                                   553,877        522,045
                                                                    -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                              (43,675)       (87,232)
        Proceeds from sale of property held for sale                       --           54,504
        Collection of note receivable from property held for sale        75,000        100,000
                                                                    -----------    -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                    31,325         67,272
                                                                    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock, net                                      1,072         13,404
       Repayment of debt                                               (413,192)      (521,495)
       Decrease in subscription receivable                               11,279           (883)
                                                                    -----------    -----------
CASH USED IN FINANCING ACTIVITIES                                      (400,841)      (508,974)
                                                                    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (15,725)        52,347
                                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                         168,636        132,690
CASH AND CASH EQUIVALENTS, beginning of period                          572,149        216,042
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                            $   740,785    $   348,732
                                                                    ===========    ===========
   Supplemental Cash Flow Information
   Interest paid                                                    $    36,959    $   130,361
   Income taxes paid                                                $      --      $      --
   Note received resulting from sale of property held for sale      $      --      $   175,000
   Note received from sale of Vitsab operations                     $   175,000    $      --

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

     On December 12, 2003, the Company entered into an Asset Purchase Agreement with Sensitech Inc. and its wholly owned subsidiary Cox Acquisition Corp., pursuant to which Sensitech will acquire substantially all the assets and business of the Company and, shortly thereafter, the Company will wind up its operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to its shareholders (see details in Note 6 of the Notes to Consolidated Financial Statements (Unaudited)). Both the sale of assets and the liquidation and dissolution of the Company are subject to approval by the Company's shareholders and other conditions. There can be no assurance that these conditions will be met and the sale of assets and dissolution consummated. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. On January 29, 2004, the Asset Purchase Agreement was amended for the sole purpose of extending the date on which either party could terminate the agreement if the transaction had not yet been consummated.

     On January 29, 2004, the Company sold its assets relating to the Vitsab product line (other than cash and accounts receivable) to Rask Holding ApS for a purchase price of $175,000 plus assumed liabilities. In the transaction, Rask Holding acquired all of the assets associated with the Vitsab division, except cash and accounts receivable, and assumed all liabilities relating to the Vitsab division, except liabilities associated with a raw material purchase from a specific vendor and for taxes resulting from operations of the Vitsab division prior to January 29, 2004. The liabilities related to the Vitsab division were $74,100 in future payments to be made to Mr. Peter Ronnow under an employment agreement between him and the Company, and $7,000 in trade accounts payable. In payment of the purchase price, Rask Holding delivered a promissory note in the amount of $175,000 which was paid in full on February 18, 2004. Also, as part of this agreement, the Company agreed to purchase 164,748 of the Company's common shares held by Peter Ronnow for $.19 per share. This purchase resulted in a payment to Mr. Ronnow of approximately $31,000 and was completed on February 10, 2004.

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

     The Company has two stock option plans, the Stock Option Agreements By and Between Cox Technologies, Inc. and Certain Executives ("Executive Plan") and the 2000 Stock Incentive Plan ("2000 Plan"). In accordance with the Executive Plan, options to purchase an aggregate of up to 6,652,500 shares of the Company's Common Stock were granted to certain executives of the Company. Options generally were granted at the fair market value of the Company's Common Stock determined on the date of the grant. Certain options were granted at an exercise price below fair market value and $600,000 of compensation expense was charged to operations in fiscal 2000. Options from the Executive Plan are exercisable on various dates and expire on various dates. At January 31, 2004, 6,600,000 options under the Executive Plan are outstanding. In accordance with the 2000 Plan, up to 8,000,000 shares of the Company's Common Stock can be issued through the use of stock-based incentives to employees, consultants and non-employee members of the Board of Directors. The exercise price of options granted through the 2000 Plan cannot be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. All outstanding options have been granted at the fair market value; therefore, no compensation expense has been recorded. Options from the 2000 Plan are exercisable on various dates from the date of the grant and expire on various dates. Exceptions to the exercise date for both plans are allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control as defined in both plans.

     The Company applies APB No. 25 in accounting for both Plans. Accordingly, compensation cost is determined using the intrinsic value method under APB No.
25. For the periods ended October 31, 2003 and 2002, there was no stock-based compensation expense recorded. Had compensation cost for both Plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, the Company's net income and earnings per share
(EPS) would have been the pro forma amounts shown below for the nine month fiscal periods ended January 31, 2004 and 2003.

                                                               January 31, 2004      January 31,2003
                                                               ----------------      ---------------
Net income, as reported                                            $  791,307           $   30,423
Proforma stock-based compensation - net of tax                       (372,546)            (395,448)
                                                                   -----------          -----------
Net income (loss), proforma                                        $  481,761           $( 365,025)
                                                                   ==========           ===========
Basic and diluted EPS, as reported                                       $.02                $(.00)
Basic and diluted EPS, proforma                                          $.01                $(.01)

     Restricted stock was issued out of the 2000 Plan to consultants and employees in lieu of cash payments totaling zero and 30,000 shares, respectively for the nine months ended January 31, 2004 and 2003. At January 31, 2004, there were 2,869,472 shares reserved for issuance under the 2000 Plan.

     Accounts Receivable

     The balance in the allowance for doubtful accounts is $51,803 and $45,750 at January 31, 2004 and April 30, 2003, respectively.

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

     FASB Interpretation No. 45 elaborates on the disclosures to made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. The provisions of this interpretation are required prospectively for guarantees issued or modified after December 31, 2002. The Company has adopted the provisions of FASB Interpretation No. 45 effective January 31, 2004, and the adoption of the provisions of FASB Interpretation No. 45 did not have a significant effect on its financial position or result of operations.

     FASB Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities. The Company does not have any variable interest entities as defined by FASB Interpretation No. 46 and therefore, the adoption of the provisions of FASB Interpretation No. 46 did not have a material impact on the financial position or results of operations.

2.   INVENTORY

     Inventory at January 31, 2004 and April 30, 2003 consists of the following:

                                   January 31, 2004        April 30, 2003
                               ------------------------ --------------------
Raw materials                         $   416,101              $   328,744
Work-in-process                           461,165                  103,059
Finished goods                            846,605                  800,467
                                     ------------             ------------
                                        1,723,871                1,232,270
Less reserve                               50,000                   50,000
                                    -------------             ------------
      Total                            $1,673,871               $1,182,270
                                    =============             ============

3.   DEBT

     On May 19, 2003, the Company executed a note modification agreement to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification is to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum. As of October 31, 2003, Centura has waived the requirement of the Company to produce a borrowing base calculation on a monthly basis. The Company's qualifying accounts receivable and inventory are adequate to support the outstanding loan at January 31, 2004.

4.   RELATED PARTY TRANSACTIONS

     On January 20, 2003, the Company entered into a Stock Purchase Agreement (the "TI Stock Purchase Agreement") with Technology Investors, LLC ("TI"), an affiliate of Brian Fletcher and Kurt Reid, who are officers and directors of the Company, pursuant to which TI agreed to purchase and the Company agreed to sell 12,500,000 shares of the Company's Common Stock at a price of $0.06 per share, for a total purchase price of $750,000. This transaction was submitted to the Company's shareholders for their approval at a special meeting of the shareholders on March 12, 2003. With a quorum of shareholders present, a motion was made and seconded to approve the TI Stock Purchase Agreement, and the motion was passed by a unanimous vote of those present in person or represented by proxy. The transaction was consummated on March 19, 2003. TI, together with Mr. Fletcher and Mr. Reid and their affiliates, now collectively own and control beneficially an aggregate of 15,832,437 shares of the Company's Common Stock, or approximately 38% of the Company's issued and outstanding common stock. These figures include the 2,899,471 shares of the Company's Common Stock that TI may obtain by converting its existing promissory note, but exclude the options that Mr. Fletcher and Mr. Reid own to purchase, in the aggregate, 3,000,000 shares of the Company's Common Stock, which options are exercisable in varying increments through September 9, 2009.

     In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of January 31, 2004, the principal and accrued interest of $3,624,338 could be converted into 2,899,471shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note. See Note 5 below for further discussion of this transaction and the consequences to the Company if it fails to meet its principal and accrued interest obligations under the TI Note when they become due on March 10, 2005.

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

     On April 1, 2003, the Board of Directors modified the compensation plan for Mr. Fletcher and Mr. Reid increasing their annual salary rate to $120,000 per year, effective April 15, 2003, and establishing a quarterly bonus plan beginning with the first quarter of fiscal 2004 based on the profitability of the Company. The quarterly bonus is limited to 50% of the Company's net income for the quarter and Mr. Fletcher and Mr. Reid can earn a non-cumulative bonus up to $10,000 per quarter. During fiscal 2003, Mr. Fletcher and Mr. Reid were each compensated approximately $99,000 as a payout from the fiscal 2002 compensation arrangement and approximately $50,000 from the fiscal 2003 compensation arrangement. At January 31, 2004, the Company has paid or accrued bonus compensation to Mr. Fletcher and Mr. Reid totaling $30,000 each.

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

6.    PROPOSED ASSET SALE AND PLAN OF LIQUIDATION AND DISSOLUTION OF THE COMPANY

     On December 12, 2003, the Company entered into an Asset Purchase Agreement with Sensitech Inc. and its wholly owned subsidiary Cox Acquisition Corp., pursuant to which Sensitech will acquire substantially all the assets and business of the Company. On January 29, 2004, the Asset Purchase Agreement was amended for the sole purpose of extending the date on which either party could terminate the agreement if the transaction had not yet been consummated. Subject to the terms and conditions of the Asset Purchase Agreement, Sensitech will pay approximately $10,532,000 to the Company in exchange for substantially all of the assets of the Company exclusive of the Vitsab product line, cash and certain furniture and equipment. Of the purchase price, $10,240,000 is payable in cash with the remainder being paid through the assumption of an estimated $292,000 in accounts payable. The purchase price may be adjusted based on changes in the amount of receivables, inventory, payables, product claims, customer commitments and claims for indemnification.

     In connection with the negotiation of the asset sale, the Company has agreed to continue manufacturing products for Sensitech during a transition period to end no later than June 1, 2004, unless extended. In order to keep qualified employees during the transition period, the Company has offered its employees bonuses payments for remaining until their jobs or duties are completed and their positions are terminated. The current estimated range for these costs is $96,000 - $120,000 and none of these cost have been accrued at January 31, 2004. After the closing of the asset sale and following expiration of those manufacturing obligations, the Company's intention is to wind up its operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to its shareholders.

     Both the sale of assets and the liquidation and dissolution of the Company are subject to approval by the Company's shareholders. The Board of Directors has called for a special meeting of shareholders to consider the approval of this sale of asset and also to consider approval of a plan whereby the Company will convert its remaining assets to cash, pay all of its debts and distribute the remaining net proceeds to the shareholders. Subject to the approval of shareholders, it is anticipated that the sale will be consummated in the second calendar quarter of 2004 and that a final distribution of cash to shareholders will occur in the third or fourth calendar quarter of 2004.

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

     In connection with the negotiation of the asset sale, the Company has agreed to continue manufacturing products for Sensitech during a transition period to end no later than June 1, 2004, unless extended. In order to keep qualified employees during the transition period, the Company has offered its employees bonuses payments for remaining until their jobs or duties are completed and their positions are terminated. The current estimated range for these costs is $96,000 - $120,000 and none of these cost have been accrued at January 31, 2004. After the closing of the asset sale and following expiration of those manufacturing obligations, the Company's intention is to wind up its operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to its shareholders.

     Both the sale of assets and the liquidation and dissolution of the Company are subject to approval by the Company's shareholders. The Board of Directors has called for a special meeting of shareholders to consider the approval of this sale of asset and also to consider approval of a plan whereby the Company will convert its remaining assets to cash, pay all of its debts and distribute the remaining net proceeds to the shareholders. Subject to the approval of shareholders, it is anticipated that the sale will be consummated in the second calendar quarter of 2004 and that a final distribution of cash to shareholders will occur in the third or fourth calendar quarter of 2004.

     On March 10, 2004 the Company filed a definitive proxy statement with the Securities and Exchange Commission relating to a special meeting of shareholders of Cox Technologies at which the shareholders will vote on proposals seeking approval of the asset sale and dissolution of Cox Technologies. On March 15, 2004 the Company mailed a notice of the special meeting to be held on April 15, 2004 along with a definitive proxy statement and proxy ballot to all holders of record as of March 8, 2004.

     Recent Major Development - Sale of Vitsab Business Line

     On January 29, 2004, the Company sold its assets relating to the Vitsab product line (other than cash and accounts receivable) to Rask Holding ApS for a purchase price of $175,000 plus assumed liabilities. In the transaction, Rask Holding acquired all of the assets associated with the Vitsab division, except cash and accounts receivable, and assumed all liabilities relating to the Vitsab division, except liabilities associated with a raw material purchase from a specific vendor and for taxes resulting from operations of the Vitsab division prior to January 29, 2004. The liabilities related to the Vitsab division were $74,100 in future payments to be made to Mr. Peter Ronnow under an employment agreement between him and the Company, and $7,000 in trade accounts payable. In payment of the purchase price, Rask Holding delivered a promissory note in the amount of $175,000, which was paid in full on February 18, 2004. Also, as part of this agreement, the Company agreed to purchase 164,748 of the Company's common shares held by Peter Ronnow for $.19 per share. This purchase resulted in a payment to Mr. Ronnow of approximately $31,000 and was completed on February 10, 2004.

     Comparison of Operations for 2004 and 2003

     The Company operates in one reporting segment that involves the production and distribution of temperature recording and monitoring devices, including the Cox1 graphic temperature recorder, DataSource(R) and Tracer(R) electronic data loggers, and temperature probes and related products.

     Revenues from sales increased $269,315, or 12% and $1,058,632, or 17% for the three and nine months ended January 31, 2004 as compared to the same periods as last year. The revenues from sales of graphic recorders represented $1,554,882 and $4,621,312 or 63% and 62%, for the three and nine months ended January 31, 2004 of total revenues as compared to $1,600,623 and $4,702,819, or 72% and 74%, in the same periods last year. The revenue from sales of electronic data loggers represented $858,440 and $2,643,286, or 35% and 36%, for the three and nine months periods ended January 31, 2004 of total revenues as compared to $578,089 and $1,558,559, or 26% and 24%, in the same periods last year. The revenues from sales of temperature probes and other products represented $68,188 and $181,773, or 2% and 2%, for the three and nine months ended January 31, 2004 of total revenues as compared to $33,483 and $126,361, or 1% and 2%, in the same periods last year. Sales of Cox1 units decreased 2% in the third quarter of 2004 and increased 3% for the nine months ended January 31, 2004 as compared to the same periods last year and the average sales price decreased 4% and 5% for the same periods. Sales of DataSource(R) units increased 64% and 85% for the three and nine months ended January 31, 2004 as compared to the same periods last year and the average sales price decreased 7% and 3% for the same periods. Sales of Tracer(R) units increased 35% and 37% for the three and nine months ended January 31, 2004 as compared to the same periods last year and the average sales price decreased 13% and less than 1% for the same periods. Management believes that the Company will continue to experience a decrease in average sales price for all products due to competitive price pressure, but expects units sales for its primary products to remain constant, or in the case of electronic data loggers, to increase in future periods. Historically, the Company has had a broad base of customers in a highly competitive market; however, the Company finds that it's growth in revenues is developing from a smaller base of customers.

     Cost of sales increased $153,441 and $130,861, or 14% and 3%, respectively, for the three and nine months ended January 31, 2004 as compared to the same periods last year. The increases for both the third quarter and the nine months of fiscal 2004 were driven by increases in revenue over the same periods last year. Cost of sales also increased in both periods due a greater volume of products returned for retriever fees and rebates and increase shipping costs. For the third quarter of 2004, cost of sales as a percentage of revenues was 51% and equal to the same quarter last year and for the nine month period ended January 31, 2004 cost of sales as a percentage of revenues decreased to 48% as compared to 55% for the same period last year. These improvements are attributable to the Company's efforts to hold down labor and supply costs and to a reduction in the price that the company pays for raw material components.

     The Company contracts with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. During the first nine months of fiscal 2004, this location supplied approximately 56% of the total number of units being utilized by the Company. Because of this manufacturing arrangement, the Company has realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. If the sale to Sensitech is not completed, the Company will continue assembling special use Cox1 units in the Belmont facility. The Belmont facility will also continue to manufacture and assemble a certain percentage of the base Cox1 units. If necessary, the production capabilities of the Belmont facility can be expanded to meet the total demand for all Cox1 units. The Company has identified certain risks and uncertainties that are associated with offshore production that include, but are not limited to, political issues, transportation risks and the availability of raw materials. The Company will not experience foreign currency exchange risks as all transactions are denominated in U.S. dollars.

     General and administrative expenses for the three and nine months ended January 31, 2004 increased $18,888 and decreased $14,203 or 4% and 1%, respectively, as compared to the same periods last year. The increase in third quarter of fiscal 2004 was due to increases in bad debt expense, temporary labor costs, general liability and workers compensation insurance costs, professional services expense and salary costs partially offset by decreases in miscellaneous expenses, outside services costs and payroll taxes as compared to the same period a year ago. The reduction for the nine month period was due to decreased outside accountant costs, computer expenses, equipment leasing expenses, miscellaneous expenses, outside services costs, salary costs, partially offset by increases in bad debt expense, temporary labor costs, insurance expenses and professional expenses.

     Selling expense increased $7,723 and $6,618, or 3% and 1% respectively, for the three and nine months ended January 31, 2004 as compared to the same periods last year. The increase in the both periods was principally due to increases in sales salaries and telephone expenses and was substantially offset by decreases in travel expenses, trade show expenses and outside sales services.

     Depreciation expense increased slightly for the three and nine months ended January 31, 2004 as compared to the same periods last year. There has been only a nominal amount of asset additions in fiscal 2004.

     Other income decreased $28,399 and $97,275, or 56% and 67%, respectively, for the three and nine months ended January 31, 2004 as compared to the same period last year. This change in both periods was primarily related to the decrease in the amount of the payments received as a result of the revision in the agreement between the Company and its Copenhagen distributor for an option to purchase all of the shares and assets of the company's wholly owned subsidiary, Vitsab Sweden, AB.

     Interest expense decreased $23,113 and $24,750, or 20% and 7%, respectively, for the three and nine months ended January 31, 2004 as compared to the same period last year. Interest expense is lower for both periods of fiscal 2004 because of the decreases in the interest rate applied to the debt and decreases in the principal balance.

     The increase in accounts receivable as of January 31, 2004 was $306,590, or 32%, as compared to the balance at April 30, 2003, is primarily due to increased sales in fiscal 2004 over fiscal 2003.

     The increase in inventory as of January 31, 2004 was $491,601, or 42%, as compared to the balance at April 30, 2003. This increase reflects the Company's plan to be able to meet future demand for our products, especially for electronic data loggers, on a timely basis.

     The decrease in property and equipment of $308,750 at January 31, 2004 was due to the sale of Vitsab assets, net of depreciation to Rask Holding, AsP and to depreciation expense taken year to date.

     The Company sold it patents with a carrying value of $86,134, net of amortization, to Rask Holding, AsP as part of the Vitsab transaction.

     Liquidity and Capital Resources

     The Company derives cash from operations, equity sales, and borrowing from long- and short-term lending sources to meet its cash requirements. At present, the cash flow from operations appears adequate to meet cash requirements and commitments of the Company during the 2004 fiscal year. Please refer to "Recent Major Development - Proposed Asset Sale and Plan of Liquidation" concerning the proposed asset sale and plan of liquidation and dissolution of the Company. If the proposed asset sale and liquidation and dissolution of the Company are approved and effected as currently planned, it is anticipated the Company would have sufficient resources to satisfy existing obligations and distribute approximately $0.16 to $0.20 per share to shareholders upon liquidation.

     In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which are due on March 10, 2005. Alternatively, the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share. As of January 31, 2004, the principal and accrued interest of $3,624,338 could be converted into 2,899,471 shares of the Company's Common Stock. Mr. Fletcher and Mr. Reid serve as the sole managers of TI and share voting and dispositions power with respect to the Common Stock issuable upon conversion of the TI Note.

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

     On May 19, 2003, the Company executed a note modification agreement with Centura Bank to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification is to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note will mature. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal shall be calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum. As of October 31, 2003, Centura has waived the requirement of the Company to produce a borrowing base calculation on a monthly basis. The Company's qualifying accounts receivable and inventory are adequate to support the outstanding loan at January 31, 2004.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     There was no material change in the Company's market risk during the quarter ended January 31, 2004. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosure About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended April 30, 2003.

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

                    PART II. OTHER INFORMATION AND SIGNATURE

Item 2.     Changes in Securities and Use of Proceeds

          (a) There were no changes in the Company's equity securities during the quarter ended January 31, 2004.



Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               31.1 - Certification by Co-Chief Executive Officer
               31.2 - Certification by Co-Chief Executive Officer
               31.3 - Certification by Chief Financial Officer
               32.1 - Certificate of Co-Chief Executive Officers
               32.2 - Certificate of Chief Financial Officer

          (b)  Reports on Form 8-K:

               i. The Company filed on December 12, 2003 a Current Report on Form 8-K disclosing that the Company had entered into an Asset Purchase Agreement with Sensitech Inc whereby Sensitech would acquire substantially all the assets of Cox Technologies, Inc.

               ii. The Company filed on January 29, 2004 a Current Report on Form 8-K disclosing that the Company had entered into an Asset Purchase Agreement with Rask Holding AsP whereby Rask purchased the Company's Vitsab line of business.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COX TECHNOLOGIES, INC.
                                  (Registrant)


Date:    03-16-04                            /s/  Brian D Fletcher
         --------                           ------------------------
                                            Brian D. Fletcher
                                            Co-Chief Executive Officer


Date:    03-16-04                            /s/  Kurt C. Reid
         --------                           ------------------------
                                            Kurt C. Reid
                                            Co-Chief Executive Officer


Date:    03-16-04                            /s/  John R. Stewart
         --------                           -------------------------
                                            John R. Stewart
                                            Chief Financial Officer