Form 10-K
period 2004-04-30
COX TECHNOLOGIES INC
filed 2004-08-19
CIK 65031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED APRIL 30, 2004

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

          77 McADENVILLE ROAD
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

                        $6,106,732 as of August 17, 2004
--------------------------------------------------------------------------------
Number of shares of Common Stock, no par value, as of the latest practicable date:

                     38,167,077 shares as of August 17, 2004
--------------------------------------------------------------------------------
Documents incorporated by reference:  None

                             COX TECHNOLOGIES, INC.

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2004

                                 --------------

                                TABLE OF CONTENTS

Item                                                                        Page
                                     PART I

1.     Business.............................................................. 1
2.     Properties............................................................ 4
3.     Legal Proceedings..................................................... 4
4.     Submission of Matters to a Vote of Security Holders................... 4

                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
        Matters.............................................................. 4
6.     Selected Financial Data............................................... 7
7.     Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 7
8.     Financial Statements and Supplementary Data ..........................14
9.     Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure.................................................35
9a.    Internal Controls and Procedures......................................35

                                    PART III

10.    Directors and Executive Officers of the Registrant....................35
11.    Executive Compensation................................................38
12.    Security Ownership of Certain Beneficial Owners and Management........40
13.    Certain Relationships and Related Transactions........................40
14.    Principal Accountant Fees and Services ...............................42

                                     PART IV

15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......43
       Signatures............................................................47

                                     PART I

ITEM 1.  BUSINESS

General

Cox Technologies, Inc. (the "Company"), is engaged in the process of orderly liquidation of its remaining assets, the winding up of its business operations, the dissolution of the Company and the distribution of cash to shareholders.

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

Except where the context otherwise indicates, all references to the Company are to Cox Technologies, Inc., its wholly owned subsidiaries, Twin-Chart, Inc., Transit Services, Inc., Vitsab, Inc., Vitsab USA, Inc., Fresh Tag Research & Manufacturing, Inc., Qualtag Engineering, Inc. and Cox Recorders Australia, Pty. Ltd. ("Cox Recorders Australia"), a 95% owned Australian distribution company. During July 2001, all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. On March 15, 2003, the Company sold all of its shares in its Vitsab Sweden subsidiary to its Copenhagen distributor.

On December 12, 2003, the Company entered into an Asset Purchase Agreement (such agreement, as amended on January 29, 2004, the "Asset Purchase Agreement") with Sensitech Inc., a Delaware corporation ("Sensitech") and Cox Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sensitech, formed for purposes of consummating the Asset Purchase Agreement ("Buyer") to sell substantially all of the Company's assets ("the Asset Sale").

Effective April 16, 2004, the Company and Sensitech completed Sensitech's acquisition of substantially all of the assets of the Company pursuant to the terms of the Asset Purchase Agreement dated December 12, 2003, as amended January 29, 2004, among the Company, Sensitech and Cox Acquisition Corp. The aggregate consideration received by the Company at the closing was comprised of $10,595,589 in cash. In addition, Sensitech assumed $233,569 of the Company's payables and certain other liabilities. At closing, Sensitech retained a
$250,000 holdback amount in the Asset Sale. Determination of the final consideration is subject to adjustment based upon finalization of the Company's balance sheet as of the closing date. Under the terms of the Asset Purchase Agreement, the Company retained certain assets and liabilities in connection with the transaction, including certain cash, production equipment, office equipment, machines, tools, fixtures, furniture and certain retained liabilities.

In  connection  with the Asset Sale,  the Company and  Sensitech  entered into a
Manufacturing Services Agreement under which the Company continued to manufacture the Company's products on behalf of Sensitech from April 16, 2004 through July 2, 2004.

The parties completed the Asset Sale following a special meeting of the Company's shareholders on April 15, 2004, whereby the holders of a majority of the Company's common stock approved the Asset Sale and the subsequent liquidation and dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution (the "Plan").

On January 29, 2004 the Company entered into an Asset Purchase Agreement with Rask Holding ApS, to sell its Vitsab division for $175,000 plus assumed liabilities. The transaction was consummated on the same date. Rask Holding acquired all of the assets associated with the Vitsab division except cash and accounts receivable, and assumed all liabilities associated with the Vitsab division except liabilities associated with a raw material purchase from a specific vendor and for taxes resulting from operations of the Vitsab division prior to January 29, 2004.

The Company sold most of its remaining assets (principally furniture and equipment) at auction on July 17, 2004.

Business Operations prior to the Asset Sale

Prior to the Asset Sale the core business of the Company was to provide reliable temperature monitoring products and develop new and technologically advanced monitoring systems. The Company produced and distributed transit temperature recording instruments, including electronic "loggers," graphic temperature recorders and visual indicator tags, both in the United States and internationally.

Temperature Recorder Operations

The Company's temperature recorder activities included production and distribution of graphic temperature recording instruments, the sale and distribution of electronic temperature and humidity recorders (sold for non-transit quality monitoring purposes as well as for transit monitoring), production and distribution of visual indicator labels, the sale of fixed based temperature monitoring systems, and the sale and distribution of various temperature sensing probes and thermometers.

The graphic temperature recording instruments, known as temperature recorders, are self-contained, battery-powered and designed to create a graphical "time vs. temperature" record. The electronic temperature recorders are battery-powered devices that record temperature in a computer memory chip. The data is later retrieved by transferring the information to a personal computer.

The graphic recorders were marketed under the trade name Cox Recorders and produced a record which was documentary proof of temperature conditions useful for compliance with governmental regulations, the monitoring of performance of refrigerated carriers, and for claims in the transport of valuable perishables such as produce, meat, pharmaceuticals, chemicals, live plants and animal material. The electronic temperature recording products were used for the same purpose, but also were used for internal checking of temperature conditions in storage and processing.

The Company sold two different types of electronic "data loggers" which were manufactured by an offshore contractor. The Tracer(R) product line, which can record data for both temperature and humidity, is a research-grade instrument used in a broad variety of laboratory, environmental, process control, and quality assurance applications. A lower cost electronic data logger, the DataSource(R), is used primarily for transit temperature monitoring and recording. Both loggers deliver their data via a cable link to a personal computer using specialized software.

The Company purchased for resale the TempList(R), which is a data collection or "listing" temperature recorder that is used for point-of-measurement recording. The TempList(R) delivers the data via a cable link to a personal computer using specialized software. The Company also purchased digital thermometers with penetration probes for resale from a variety of manufacturers.

The Cox1 product accounted for approximately 62% of the Company's revenues for the period beginning May 1, 2003 and ending April 15, 2004. The balance of revenues was generated through the sale of electronic data loggers, probes and other temperature monitoring products.

During fiscal 2002, the Company contracted with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. During the period beginning May 1, 2003 and ending April 15, 2004, that offshore location supplied approximately 40% of the total number of units utilized by the Company. Because of this manufacturing arrangement, the Company realized significant cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities. The Company did not experience foreign currency exchange risks as all transactions were denominated in U.S. dollars.

The temperature recorder operations of the Company did not depend upon a single or a few customers. However, the Company did have significant business relationships with several large retail customers and foreign distributors. Backlog of orders was not a major factor in the temperature recorder operations of the Company.

The Company was a major competitor in the temperature recording industry with regards to its production and distribution activities. The Company encountered significant competition from a variety of companies in all major areas of its business activity. The Company competed primarily on product performance and price. Reliability, technology, customer service and company reputation were also important competitive factors.

The Company generally did not maintain company owned distribution entities. However, in 1999, the Company established Cox Recorders Australia to retain its market share and presence in this geographic area. Except for this subsidiary, all distributors were contracted. All other distribution and sales operations were through individual sales persons operating on salary, sales commission basis or salary plus incentive basis. The shares of Cox Recorders Australia stock owned by the Company were sold to Sensitech in the Asset Sale.

Vitsab(R) Product

Vitsab(R) is a technology that employs enzymatic color indicators inside a transparent label to show the amount of temperature exposure of a stored or shipped temperature-sensitive commodity. These labels are programmable devices that run as a "biological clock" parallel to the biological clock of the product it is set to monitor. They integrate both time and temperature and give a visual indication that parallels the monitored food or drug product as it reaches a certain definable state.

During the period from May 1, 2003 through January 29, 2004, the Vitsab(R) line of products generated sales equaling approximately 3% of the Company's total revenues.

Oilfield Operations

Until September 30, 2002, the Company owned working interests through subleases in developed oil and gas properties located in California. These developed properties contained drilled wells that were capable of producing crude oil or natural gas. The Company attempted to manage and improve production in the fields by employing an independent oilfield operator through several contractual agreements dating back to 1999. The Company sold its interest in these properties on September 30, 2002.

Intellectual Property

The Company owned a number of patents, trademarks, trade secrets and other intellectual property directly related to, and important to, the Company's business. All of these assets were sold to either Sensitech or Rask Holding.

Research and Development

No research and development expenses were incurred during fiscal 2004, 2003 or 2002.

Government Regulation

The Company is not currently subject to direct regulation by any governmental agency other than rules and regulations that apply to businesses generally.

Employees

On June 1, 2004, the Company had 35 full-time employees compared to 64 on June 1, 2003. On August 17, 2004, the Company had four employees. None of the Company's employees are covered by collective bargaining agreements.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                    Date Elected
Name and Age (1)                  Title (1)                          An Officer
----------------                  ---------                          ----------
Dr. James L. Cox          Chairman, President and                     08/01/95
     Age - 59                  Chief Technology Officer
Brian D. Fletcher         Co-Chief Executive Officer and              03/10/00
     Age - 42                  Director of Marketing
Kurt C. Reid              Co-Chief Executive Officer and              03/10/00
     Age - 44                  Director of Operations
John R. Stewart           Chief Financial Officer                     06/11/03
     Age - 56                  and  Secretary

(1)     As of August 17, 2004

The officers of the Company will serve in their respective capacities until the liquidation of the Company is completed.

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

Kurt C. Reid has been employed by the Company as Co-Chief Executive Officer since April 1, 2003 and Director of Operations since March 10, 2000. Prior to joining the Company, he was a private investor for more than the previous two years.

John R. Stewart has been employed by the Company as Chief Financial Officer and Secretary since June 11, 2003. Prior to joining the Company, he was self-employed as an independent accounting and financial consultant for more than the previous five years.

Available Information

As of August 1, 2004, we began maintaining a temporary office at 77 McAdenville Road, Belmont NC 28012. Our phone number is (704) 825-8146 and our mailing address is 137 Cross Center Dr - #329, Denver, NC 28037. The books and records of the Company are in the possession of Kurt C. Reid, Co-Chief Executive Officer and John R. Stewart, Chief Financial Officer.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The content of the website is not incorporated in the filing. Further, the Company's references to the URL for this website is intended to be an inactive textual reference only.

ITEM 2.  PROPERTIES

The Company had leased manufacturing facilities located in Belmont, North Carolina through July 31, 2004. The facility in Belmont served as the Corporate Office and as a manufacturing facility during the Contract Manufacturing period for Sensitech. As of August 1, 2004, the Company began maintaining a space at 77 McAdenville Road, Belmont NC, 28012 and maintaining certain computer operations and books and records in that space to facilitate customer, vendor and shareholder communications. The space is being occupied without cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 2004, the Company held a Special Meeting of shareholders (the "Special Meeting"). At the Special Meeting, the shareholders of the Company voted to approve the Asset Sale and the Plan of Dissolution (the "Plan"). The vote to approve the Asset Sale was 20,946,072 shares in favor and 904,671 shares opposed. The vote to approve the Plan was 20,912,318 shares in favor and 926,399 shares opposed.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Articles of Dissolution with the North Carolina Secretary of State, referred to as the "final record date". The articles of dissolution will be filed at such time as the Board of Directors, in its absolute discretion deems necessary, appropriate or desirable. It is anticipated that this action will be taken in the second half of 2004.

The Company's Common Stock is traded on the nationwide over-the-counter market and is listed under the symbol "coxt.ob" on the electronic bulletin board provided by the National Quotation Bureau, Inc.

The table below presents the reported high and low common stock sale prices for each quarter of fiscal 2004 and 2003. The Company has not declared any dividends during the last two fiscal years.

                           2004                        2003
                    ----------------------------------------------
                    High          Low          High           Low
                    ----          ---          ----           ---
First Quarter       $0.09        $0.05         $0.30         $0.07
Second Quarter      $0.30        $0.05         $0.15         $0.06
Third Quarter       $0.25        $0.13         $0.08         $0.02
Fourth Quarter      $0.18        $0.14         $0.07         $0.04

At August 12, 2004, the Company had approximately 2,062 holders of record of the Company's Common Stock.

The table below presents the information related to the equity compensation plans that have been previously approved by shareholders and equity compensation plans not approved by shareholders, as of April 15, 2004.

                                             Number of securities     Weighted-average       Number of securities
                                               to be issued upon      exercise price of     remaining available for
                                                  exercise of            outstanding         future issuance under
                                             outstanding options,     options, warrants    equity compensation plans
                                              warrants and rights        and rights
                                            ------------------------------------------------------------------------
Equity compensation plans approved by
security holders (2000 Stock Incentive
Plan)                                              4,289,000              $ .1737                 2,957,972
Equity compensation plans not approved by
security holders (Non-Qualified Stock
Option Agreements)                                 6,600,000              $ .6534                     -
                                            ------------------------------------------------------------------------
Total                                             10,899,000              $ .4510                 2,957,972
                                            ========================================================================

The table below presents the information related to the equity compensation plans on a liquidation basis and presents only the "in-the-money" options, as of April 15, 2004. In-the-money options are those granted to individuals with an exercise price below the expected liquidation distribution amount per common share.

                                                    Number of securities with an       Weighted-average exercise
                                                      exercise price below the           price of outstanding
                                                   estimated distribution amount     options, warrants and rights
                                                --------------------------------------------------------------------
Equity compensation plans approved by security
holders (2000 Stock Incentive Plan)                           690,000                           $ .1057
Equity compensation plans not approved by
security holders (Non-Qualified Stock Option
Agreements)                                                 1,800,000                           $ .1100
                                                --------------------------------------------------------------------
Total                                                       2,490,000                           $ .1088
                                                ====================================================================

Since its inception, the Company has not paid any cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

In calendar 2004, we expect to make cash distributions to shareholders of record at the final record date. Since the Asset Sale to Sensitech, we have been taking the necessary steps to liquidate and convert the remaining non-cash assets of the Company to cash and to pay the liabilities and obligations of the Company. In lieu of satisfying all of our liabilities and obligations prior to making distributions to our shareholders, we will create a contingency reserve to provide for such liabilities and obligations. The actual amount of the contingency reserve will be based upon estimates and opinions of management and the Board of Directors and review of our estimated operating expenses and future estimated liabilities, including, without limitation, anticipated compensation payments, estimated legal and accounting fees, operating lease expenses, payroll and other taxes payable, miscellaneous office expenses, and expenses accrued in our financial statements. There can be no assurance that the contingency reserve in fact will be sufficient.

After the liabilities, expenses and obligations for which the contingency reserve is established have been satisfied in full, we will distribute to our shareholders any remaining portion of the contingency reserve.

Under the North Carolina Business Corporation Act, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or should such contingency reserve be exceeded by the amount ultimately found payable in respect of expenses and liabilities, each shareholder could be held liable for the repayment to creditors out of the amounts theretofore received by such shareholder from us.

Management's current estimate is that the accumulative distribution will be in a range from $0.16 to $0.18 per common share.

The following is a list of all unregistered stock issued during the last three fiscal years.

Fiscal 2004

Pursuant to an Amended Employment Agreement between Mr. Peter Ronnow and the Company dated August 17, 2000, the Company issued 148,148 shares of restricted stock to satisfy compensation due Mr. Ronnow. The shares were issued under the exemption set forth in Rule 701 under the Securities Act of 1933.

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

       Upon the sale of substantially all of the assets of the Company on April 16, 2004, we ceased normal operations and began contract manufacturing for Sensitech. Accordingly, a comparison of the selected financial data for the period from May 1, 2003 through April 15, 2004 should take into account the fact that the Company ceased it operations 15 days before completing a full year of operations.

                                    May 1, 2003                     Fiscal Years Ended April 30,
                                   thru April 15,
                                        2004            2003            2002            2001            2000
                                        ----            ----            ----            ----            ----
Sales                             $  9,770,512    $  8,492,522    $  8,475,146    $  9,678,339    $  9,710,976
Income (loss) from continuing
 operations                       $  1,476,873    $    705,773    ($ 4,322,370)   ($ 5,403,922)   ($ 1,955,191)
Loss from discontinued
 operations                       ($   613,391)   ($   595,325)   ($   840,674)   ($ 1,370,087)           --
Basic and diluted income (loss)
 from continuing operations per
 average common share             $        .04    $        .02    ($       .17)   ($       .22)   ($       .08)
Weighted average number of
     Common shares outstanding      38,293,667      27,907,224      25,360,071      24,661,104      24,222,547
Total assets                                      $  3,512,201    $  4,072,391    $  8,654,189    $ 14,369,529
Long-term debt (1)                                $  4,189,893    $  3,233,913    $  3,090,044    $  2,908,359
Stockholders' equity (deficit)                    ($ 1,500,418)   ($ 2,305,523)   $  2,528,355    $  9,041,805

(1) Excludes current maturities

Net assets in liquidation:            April 30, 2004
                                      --------------
   Cash and cash equivalents            $7,597,606
   Accounts receivable                     319,613
   Other assets                             36,711
   Total assets                          7,953,930
   Total liabilities                     1,337,575
                                       -----------
    Net assets in liquidation           $6,616,355
                                        ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Upon the sale of substantially all of the assets of the Company on April 16, 2004, we ceased normal operations and began contract manufacturing for Sensitech. Accordingly, a comparison of the selected financial data for the period from May 1, 2003 through April 15, 2004 should take into account the fact that the Company ceased it operations 15 days before completing a full year of operations.

We cannot list here all of the risks and uncertainties that could cause our actual future financial results to differ materially from our present expectations or projections regarding estimated distribution to shareholders but we can identify many of them. For example, our future results could be affected by the cost of satisfying known liabilities for which we have estimated the value, the need to satisfy unanticipated liabilities arising in the future and the expenses of dissolving and winding up the Company.

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 and our financial statements and notes thereto in Item 8.

The Company operated in one reporting segment, Temperature Recorder Operations. The "Temperature Recorder Operations" segment involves the production and distribution of temperature recording and monitoring devices, including electronic "loggers," graphic temperature recorders and visual indicator tags.

Critical Accounting Policies

The Company's accounting and reporting policies are in accordance with accounting principles general accepted in the United States of America. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of estimation. We have identified the following policies as being particularly sensitive to estimate or otherwise critical based on the potential impact on the financial statements: accrued cost of liquidation, revenue recognition, asset impairment, stock options, and income taxes. We periodically review these policies, the estimation processes involved, and the related disclosures.

Accrued cost of liquidation and effects of change to liquidation basis - Pursuant to the Plan of dissolution approved by shareholders on April 15, 2004, we plan to file articles of dissolution with the North Carolina Secretary of State in the second half of calendar 2004. Since April 15, 2004 , the Company has been engaged in contract manufacturing for Sensitech (which services ended on July 2, 2004), selling and converting its non-cash assets, discharging its liabilities and otherwise winding-up the business and affairs in preparation for liquidation. We expect to distribute the remaining assets to our shareholders, all in accordance with the Plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of April 16, 2004. The accompanying statements of operations, shareholders' equity and cash flows for the period from May 1, 2003 to April 15, 2004 and for each of the years in the two-year period ended April 30, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. As a result of the Asset Sale and change to liquidation basis of accounting, we recorded a $7.27 million increase in net assets. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $0.63 million of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however, actual costs could vary from those estimates. Distributions ultimately made to shareholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future changes in estimated investment income, settlement of liabilities and obligations and final costs of liquidation.

At April 30, 2004, the following represent the estimated costs of liquidation:

Officer compensation and benefits         $131,000
Legal, audit and tax services              124,500
Insurance                                  212,000
Other costs, including utilities, rent,
 supplies and miscellaneous expenses       162,631
                                          --------
Total                                     $630,131
                                          ========

Revenue recognition - Revenue was recognized as products are shipped, net of an allowance for estimated returns.

Asset impairment - Goodwill was evaluated for impairment annually, or more frequently when there were indications of impairment. Based on an analysis of acquired goodwill as of April 30, 2002, the goodwill previously recorded was deemed impaired and was written off as of that date. Specifically identified intangible assets subject to amortization, such as patents, and long-lived assets were evaluated for recoverability whenever events or changes in circumstances indicated that the carrying amount of an asset or asset group may not be recoverable. During fiscal year 2002, it was determined that the carrying amount of certain equipment under development was not recoverable, and an impairment loss was recognized in the period ended April 30, 2002.

Stock options - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which disclosures are presented in Note 1, "Significant Accounting Policies - Stock-based Compensation." In accordance with this policy, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and related interpretations. No stock-based compensation cost is reflected in net income for options granted under those plans having an exercise price equal to the market value of the underlying common stock on the date of grant.

Income taxes - Until adopting the liquidation basis of accounting, the Company accounted for income taxes using the asset and liability method. The Company has deferred tax assets related principally to net operating loss carry forwards and impairment losses recognized for financial reporting purposes. Valuation allowances have been recorded to offset these deferred tax assets. Certain net operating loss carry forwards have been utilized to offset income from the asset sale to Sensitech and were considered in the determination of net assets in liquidation.

Quantitative and Qualitative Analysis

The Company has identified certain areas that potentially subject it to significant concentrations of credit risk. These areas for potential risk include cash and cash equivalents and trade accounts receivable. At times, cash balances at financial institutions are in excess of FDIC insurance coverage. The cash balances are maintained at financial institutions with high credit - quality ratings and the Company believes no significant risk of loss exists with respect to those balances. The Company believes that amounts reported for cash and cash equivalents and accounts receivable are considered to be reasonable approximations of their fair values due to their short term nature.

Results of operations for the period May 1, 2003 to April 15, 2004 and fiscal years ended April 30, 2003 and 2002

Fiscal period ended April 15, 2004

The discussion of the results of operations does not include the Vitsab division, which has been presented as discontinued operations.

Revenues from sales increased $1,277,990, or approximately 15%, as compared to fiscal 2003. For fiscal 2004, revenues from data logger sales increased by approximately $1,259,000, or approximately 59%, over revenues from sales of the same product in fiscal 2003, while revenues from sales of graphic recorders decreased by approximately $48,000, or approximately less than 1% over revenues from sales of the same product in fiscal 2003. Unit sales of Cox 1 improved by less than 1% and unit sales of DataSource improved by 68% over fiscal 2003. The unit selling price for both Cox 1 and DataSource eroded by approximately 4% as compare to unit selling prices of the same products in fiscal 2003. During fiscal 2004, revenues from the sale of graphic recorders represented approximately $6,149,000, or approximately 62%, of total revenues, revenues from the sale of electronic data loggers represented approximately $3,387,000, or approximately 34% of total revenues, revenues from the sale of probes and related products represented approximately $234,000, or approximately 2%, of total revenues. Revenues from the sale of other miscellaneous products represented approximately 1% of total revenues.

Cost of sales increased by $58,841, or less than 1%, as compared to fiscal 2003. The Company continues to benefit from the lower cost of units purchased from an offshore contract manufacturer; however, those decreases in cost were more than offset by increases in rebate fees, shipping costs and increases in both medical and workman's compensation insurance expenses.

The Company continued to contract with a third party to manufacture and assemble certain base versions of the Cox1 units at an offshore location. During fiscal 2004, this location supplied approximately 40% of the total number of units utilized by the Company. Because of this manufacturing arrangement, the Company realized cost savings on units manufactured in both the offshore and Belmont, North Carolina facilities.

General and administrative expenses for fiscal 2004 increased $255,278, or approximately 15%, as compared to fiscal 2003. This increase was due to higher costs associated with bad debt, labor, legal fees and outside services, partially offset by decreases in telephone costs and other general expenses.

Selling expenses for fiscal 2004 increased $180,281, or approximately 21%, as compared to fiscal 2003. The principal increase is due to higher sales salaries, partially offset by decreases in travel expenses, commissions, trade show costs and outside sales services expenses.

No research and development costs were incurred during fiscal 2004.

Other income (expense) decreased $60,709, or approximately 41%, in fiscal 2004 as compared to fiscal 2003. The decrease was primarily attributable to the cessation of option payments for the purchase of the Company's wholly owned subsidiary, Vitsab Sweden, upon the consummation of the sale of the subsidiary in fiscal 2003. Other expenses decreased because the Company did not realize negative valuation adjustments against a long term receivable in fiscal 2004 as compared to fiscal 2003.

Interest expense decreased $39,215 or approximately 9%, in fiscal 2004 as compared to fiscal 2003. Interest payments to Centura decreased due to the continued retirement of the debt balance payable to Centura combined with a lower interest rate for the full fiscal year of 2004. These decreases were substantially offset by the interest that accrued on the $2,500,000 note payable to TI, dated March 10, 2000, that was due in March 2005.

Liquidity and Capital Resources

Effective April 16, 2004, the Company and Sensitech completed Sensitech's acquisition of substantially all of the assets of the Company pursuant to the terms of the Asset Purchase Agreement. The aggregate consideration received by the Company at the closing was comprised of $10,595,589 in cash. In addition, Sensitech assumed $233,569 of the Company's payables and certain other liabilities. At closing, Sensitech retained a $250,000 holdback amount in the Asset Sale.

After the closing and for the period from April 16 through April 30, 2004 the Company used a portion of the proceeds to retire remaining outstanding indebtedness and to pay normal costs of operations and expenses associated with the liquidation process.

As of April 30, 2004, our principal assets consisted of $7,597,606 of cash and cash equivalents. We are now engaged in the process of orderly liquidation of the remaining assets, the winding up of its business operations, the dissolution of the Company and the distribution of cash to shareholders.

Off-Balance Sheet Arrangements

The Company is not a party to or bound by any long-term guarantee agreements.

Contractual Obligations

The amounts set forth below represent the Company's material contractual obligations to be paid in future periods:

                                         Payments due by period
                                         ----------------------
                                    Less than                          More than
Contractual obligations    Total     1 year    1-3 years    3-5 years   5 years
--------------------------------------------------------------------------------
Operating leases         $ 22,432   $  22,432    $   -      $   -       $   -
--------------------------------------------------------------------------------
Total                    $ 22,432   $  22,432    $   -      $   -       $   -
================================================================================

Fiscal 2003

The discussion of the results of operations does not include Vitsab division, which has been presented as discontinued operations.

Revenues from sales increased $17,376, or less than 1% in fiscal 2003 as compared to fiscal 2002. As a whole both unit sales and average selling price remained relatively flat in fiscal 2003. For fiscal 2003, revenues from data logger sales increased by approximately $630,000, or approximately 42%, over revenues from sales of the same product in fiscal 2002, while revenues from sales of graphic recorders decreased by approximately $604,000, or approximately 9%, over revenues from sales of the same product in fiscal 2002. During fiscal 2003, revenues from the sale of graphic recorders represented approximately $6,197,000, or approximately 73%, of total revenues, revenues from the sale of electronic data loggers represented approximately $2,128,000, or approximately 25% of total revenues, revenues from the sale of probes and related products represented approximately $154,202, or approximately 2%, of total revenues. Revenues from the sale of other miscellaneous products represented less than 1% of total revenues.

Cost of sales decreased by $373,614, or approximately 7%, as compared to fiscal 2002. The decrease was realized principally because of a reduction in labor costs and related fringe benefits, lower raw material costs, and the lower cost of units purchased from an offshore contract manufacturer. The Company also experienced lower cost in the areas of freight and postage and shop supplies used in manufacturing. These decreases in cost were partially offset by increased cost of retriever fees.

General and administrative expenses for fiscal 2003 decreased $457,935 or approximately 21%, as compared to fiscal 2002. This decrease is due to lower costs associated with bad debt, labor, legal fees and outside services, partially offset by increases in insurance premium costs and other general expenses.

Selling expenses for fiscal 2003 decreased $161,581, or approximately 16%, as compared to fiscal 2002. The decrease is due to lower sales salaries, commissions, trade show expenses, travel expenses and freight out expense, partially offset by increases in advertising, temporary labor and outside sales services expenses.

No research and development costs were incurred during fiscal 2003.

Depreciation expense in fiscal 2003 decreased $215,237, or approximately 67%, as compared to fiscal 2002. The decrease occurred principally because older assets of the Company are becoming fully depreciated.

Amortization of intangible assets decreased $231,988, or 100%, in fiscal 2003 as compared to fiscal 2002. The decrease is primarily related to the impairment of goodwill during fiscal 2002.

Other income (expense) decreased $37,998, or approximately 20%, in fiscal 2003 as compared to fiscal 2002. The decrease was primarily attributable to the cessation of option payments for the purchase of the Company's wholly owned subsidiary, Vitsab Sweden, upon the consummation of the sale of the subsidiary. Other expenses decreased because the Company is no longer paying patent licensing fees.

Interest expense decreased $70,565, or approximately 13%, in fiscal 2003 as compared to fiscal 2002. The decrease was primarily attributable to interest expense in fiscal 2002 related to the construction of manufacturing equipment that will not be completed, and that did not reoccur in fiscal 2003. Interest payments to Centura decreased due to the retirement of a portion of the debt balance payable to Centura. These decreases were substantially offset by the interest that accrued on the $2,500,000 note payable to TI, dated March 10, 2000, that was due in March 2005.

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

The net decrease in property and equipment of $258,939 is primarily due to depreciation and the transfer of assets owned by the Company related to Vitsab Sweden. This decrease was partially offset by the acquisition of approximately $84,000 of new assets.

Fiscal 2002

Prior to fiscal 2002, the Company had two operating segments: (1) Temperature Recorder Operations and (2) oilfield operations and other, which included all economic activity related to the oil production and the holding of the oil subleases and the operation of its Phoenix, Arizona office. The Company closed its Phoenix office effective October 31, 2000. The activities performed in its Phoenix office were transferred to the Corporate Office in Belmont, North Carolina. The Company entered into an agreement with a group in Dallas, Texas, to sell the subleases on behalf of the Company. The group contacted and solicited potential buyers to make purchase offers to the Company for the subleases. The Company terminated the agreement in April 2001 after receiving no purchase offers from potential buyers. As a result of the inability of the Company to attract a potential buyer, the high cost and difficulty in producing crude oil of the type found in the field and losses incurred in the oilfield operations, the Company evaluated the recoverability of the carrying amount of the oilfield net assets. In analyzing expected future cash flows from potential offers, the Company determined that $300,000 of net assets should be accounted for as property held for sale. As a result, the Company recognized a loss on impairment of $3,062,196 in the fourth quarter of fiscal 2001. The Company determined that no change in the valuation of this asset was necessary for fiscal 2002. The Company sold the oilfield leases on September 30, 2002 and now operates in one reporting segment, Temperature Recorder Operations.

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

Cost of sales for fiscal 2002 increased $85,162, or approximately 2% as compared to fiscal 2001. The increase was due to a reduction in the price the Company now pays for raw material components and labor costs, increased retriever fees, shipping costs and supplies used in the manufacturing process, partially offset by decreased purchases of raw materials, decreasing labor and benefits costs and postage expenses.

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

Depreciation and depletion expense in fiscal 2002 decreased $90,422, or approximately 18% as compared to fiscal 2001. There was no depletion expense associated with the oilfield operations recorded in fiscal 2002 as a result of the impairment of the oilfield operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENT OF NET ASSETS IN LIQUIDATION

                                                  April 30, 2004
                                                  --------------
ASSETS
      Cash and cash equivalents                     $7,597,606
      Accounts receivable                              319,613
      Other assets                                      36,711
                                                    ----------
          TOTAL ASSETS                              $7,953,930
                                                    ==========
LIABILITIES
      Accounts payable and accrued liabilities       $ 707,444
      Accrued costs of liquidation                     630,131
                                                     ----------
      Commitments and contingencies
          TOTAL LIABILITIES                          1,337,575
                                                    ----------
NET ASSETS IN LIQUIDATION                           $6,616,355
                                                    ==========


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                  Period from April
                                                 16, 2004 thru April
                                                      30, 2004
                                                ----------------------
NET INCREASE IN NET ASSETS IN LIQUIDATION:
-----------------------------------------
   Interest Income                                  $     1,982
                                                    -----------
NET INCREASE IN ASSETS IN LIQUIDATION                     1,982
NET ASSETS IN LIQUIDATION AT APRIL 16, 2004         $ 6,614,373
                                                    -----------
NET ASSETS IN LIQUIDATION AT APRIL 30, 2004         $ 6,616,355
                                                    ===========


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     April 30, 2003
                                                    -----------------
ASSETS
------
CURRENT ASSETS:
      Cash and cash equivalents                         $572,149
      Accounts receivable, net                           874,668
      Inventory, net                                   1,078,966
      Notes receivable - current portion                  75,000
      Prepaid expenses                                    17,733
                                                      ----------
        TOTAL CURRENT ASSETS                           2,618,516

      Property and equipment, net                        223,579
      Due from officer, net                                8,928
      Other assets                                        71,510
      Assets of discontinued operations                  589,668
                                                      ----------
        TOTAL ASSETS                                  $3,512,201
                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
       Accounts payable and accrued expenses            $282,517
       Current portion of long-term debt                 387,927
       Liabilities of discontinued operations            152,282
                                                      ----------
         TOTAL CURRENT LIABILITIES                       822,726
                                                      ----------
OTHER LIABILITIES:
       Long-term debt                                    862,393
       Long-term debt - related party                  3,327,500
                                                      ----------
        TOTAL OTHER LIABILITIES                        4,189,893
                                                      ----------
        TOTAL LIABILITIES                              5,012,619

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
      Common stock, no par value; authorized
      100,000,000 shares; issued and outstanding;
      38,339,094 shares                               23,252,804
      Accumulated other comprehensive loss               (32,591)
      Accumulated deficit                            (24,696,452)
      Less - Notes receivable for common stock           (24,179)
                                                      ----------
        TOTAL STOCKHOLDERS' DEFICIT                   (1,500,418)
                                                      ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $3,512,201
                                                      ==========


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                        May 1, 2003 thru
                                                            April 15,      Fiscal Years Ended April 30,
                                                              2004            2003            2002
                                                              ----            ----            ----
REVENUE:
   Sales                                                $  9,770,512    $  8,492,522    $  8,475,146
COSTS AND EXPENSES:
   Cost of sales                                           4,854,624       4,795,783       5,169,397
   General and administrative                              1,955,487       1,700,210       2,158,146
   Selling                                                 1,059,073         878,791       1,040,372
   Depreciation                                               98,550         107,554         322,791
   Loss on impairment                                           --              --         3,537,597
   Amortization of intangibles                                  --              --           231,988
                                                        ------------    ------------    ------------
     TOTAL COSTS AND EXPENSES                              7,967,734       7,482,338      12,460,291
                                                        ------------    ------------    ------------
OPERATING INCOME (LOSS)                                    1,802,778       1,010,184      (3,985,145)

OTHER INCOME (EXPENSE):
   Other income                                               88,891         149,600         187,598
   Interest expense                                         (414,796)       (454,011)       (524,823)
                                                        ------------    ------------    ------------
     TOTAL OTHER EXPENSE                                    (325,905)       (304,411)       (337,225)
                                                        ------------    ------------    ------------
CONTINUING INCOME (LOSS) BEFORE INCOME TAXES               1,476,873         705,773      (4,322,370)
PROVISION FOR INCOME TAX                                        --              --              --
                                                        ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   1,476,873         705,773      (4,322,370)
OPERATING LOSS FROM DISCONTINUED OPERATIONS                  364,703         595,325         840,674
LOSS ON SALE OF ASSETS OF DISCONTINUED OPERATIONS            248,688            --              --
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS           --              --              --
                                                        ------------    ------------    ------------
LOSS ON DISCONTINUED OPERATIONS                              613,391         595,325         840,674
                                                        ------------    ------------    ------------
NET INCOME (LOSS)                                       $    863,482    $    110,448    ($ 5,163,046)
                                                        ============    ============    ============
EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS                                   $        .04    $        .02    ($       .17)
DISCONTINUED OPERATIONS                                ($        .02)  ($        .02)   ($       .03)
NET INCOME (LOSS)                                       $        .02    $        .00    ($       .20)
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING                         38,293,667      27,907,224      25,360,071


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

Period from April 16, 2004 to April 30, 2004 (Liquidation Basis), and Fiscal Period from May 1, 2003 to April 15, 2004 and Fiscal Years Ended April 30, 2003 and 2002

                                                    Accumulated                    Subscribed
                                                       Other                          Stock
                                      Common       Comprehensive    Accumulated     Less Note
                                      Stock        Income (Loss)      Deficit       Receivable         Total
                                      -----        -------------      -------       ----------         -----
  Balance, April 30, 2001         $ 22,311,921    ($   108,581)   ($19,643,854)   ($    31,131)   $  2,528,355
  Comprehensive income (loss) -
        Net income (loss)                 --              --        (5,163,046)           --        (5,163,046)
        Foreign currency
          translation
          adjustment                      --            40,413            --              --            40,413
                                                                                                  ------------
  Total comprehensive
    income (loss)                         --              --              --              --        (5,122,633)
  Payment on subscribed stock             --              --              --             6,952           6,952
  Common stock issued                  281,803            --              --              --           281,803
                                  ------------    ------------    ------------    ------------    ------------
  Balance, April 30, 2002           22,593,724         (68,168)    (24,806,900)        (24,179)     (2,305,523)

  Comprehensive income (loss) -
        Net income                        --              --           110,448            --           110,448
        Foreign currency
          translation
          adjustment                      --            35,577            --              --            35,577
                                                                                                  ------------
  Total comprehensive
    income                                --              --              --              --           146,025
  Common stock issued                  659,080            --              --              --           659,080
                                  ------------    ------------    ------------    ------------    ------------
  Balance, April 30, 2003           23,252,804         (32,591)    (24,696,452)        (24,179)     (1,500,418)

  Comprehensive income (loss) -
        Net income                        --              --           863,482            --           863,482
        Foreign currency
          translation
          adjustment                      --           (10,438)           --              --           (10,438)
                                                                                                  ------------
  Total comprehensive
    income                                --              --              --              --           853,044
  Adjust stock subscription               --              --            24,179          24,179
  Common stock redeemed                (30,233)           --              --              --           (30,233)
                                  ------------    ------------    ------------    ------------    ------------
  Balance, April 15, 2004           23,222,571         (43,029)    (23,832,970)           --          (653,428)
  Effect of change to
   liquidation basis                                    43,029       7,224,772                      7,267, 801
  Change in net assets in
   liquidation April 16,
   2004 to April 30, 2004                 --              --             1,982            --             1,982
                                  ------------    ------------    ------------    ------------    ------------
  Balance, April 30, 2004         $ 23,222,571            --      ($16,606,216)           --      $  6,616,355
                                  ============    ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             May 1, 2003 thru
                                                                  April 15      Fiscal Years Ended April 30,
                                                                    2004           2003           2002
                                                                    ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income (loss)                                       $   863,482    $   110,448    ($5,163,046)
       Adjustments to reconcile net income (loss)
           to net cash from operating activities:
           Depreciation and depletion                              206,705        306,349        423,398
           Amortization of patents                                  28,711         33,951        255,564
           Loss on sale of assets of discontinued operations       248,688           --             --
           Loss on impairment                                         --             --        3,537,597
           Loss on disposal of property and equipment                 --             --            2,242
           Gain on sale of property held for sale                     --          (19,503)          --
           Loss on sale of subsidiary                                 --           17,013           --
           Allowance for doubtful accounts                          49,921         19,250          3,190
           Other                                                     3,953         13,129        (63,209)
           Increase in valuation allowance                            --           32,139         12,499
                                                               -----------    -----------    -----------
                                                                 1,401,460        512,776       (991,765)
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                                (282,055)        89,607         65,183
               Inventory                                          (382,402)       237,072        509,824
               Prepaid expenses                                   (100,397)        27,099        (14,339)
               Other receivable and investments                       --             --           19,230
          Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses               338,575       (276,175)        55,345
                                                               -----------    -----------    -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    975,181        590,380       (356,522)
                                                               -----------    -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                         (43,675)       (84,315)       (25,562)
        Proceeds from sale of Vitsab                               175,000           --             --
        Proceeds from sale of property held for sale                  --           54,504           --
        Equipment under development                                   --             --           28,603
        Collection of note receivable from property
         held for sale                                              75,000        100,000           --
                                                               -----------    -----------    -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    206,325         70,189          3,041
                                                               -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
       Retirement of common stock, net                             (30,233)
       Issuance of common stock, net                                  --          659,080        281,803
       Repayment on debt                                        (1,020,309)    (1,301,620)      (370,813)
       Decrease in subscriptions receivable                         24,179           --            6,952
       Amounts borrowed under short-term debt                         --             --          252,548
       Amounts borrowed under long-term debt                          --          302,500        315,000
                                                               -----------    -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (1,026,363)      (340,040)       485,490
                                                               -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (16,207)        35,577         40,413
                                                               -----------    -----------    -----------
NET INCREASE IN CASH                                               140,904        356,107        172,422
CASH AND CASH EQUIVALENTS, beginning of period                     572,149        216,042         43,620
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                       $   713,053    $   572,149    $   216,042
                                                               ===========    ===========    ===========
Supplemental Cash Flow Information
Interest paid                                                  $   414,796    $   154,787    $   250,262
Income taxes paid                                              $      --      $      --      $      --

Note Receivable resulting from sale of property
 held for sale                                                 $      --      $   175,000    $      --


                 See Notes to Consolidated Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, SALE OF SUBSTANTIALLY ALL ASSETS AND SIGNIFICANT ACCOUNTING POLICIES

     Business

     Prior to the Asset Sale (see below), Cox Technologies, Inc. (the "Company") was engaged in the business of producing and distributing transit temperature recording  instruments,  including  electronic  "loggers,"  graphic  temperature recorders and visual indicator labels, both in the United States and internationally. Temperature recorders and loggers work by creating a strip chart record of temperature changes over time, or record temperatures electronically according to a preset interval ("logging"). Visual indicator labels are a relatively new technology that employs enzymatic color indicators inside a transparent label to show the amount of temperature exposure of a stored or shipped temperature-sensitive commodity. The visual indicator products are marketed under the trade name Vitsab(R). The Company was involved in the sale and manufacture of both types of transit monitoring products, and has established an international market presence and reputation for reliable temperature recording products.

     In April 2001, the Company executed an agreement with its Copenhagen distributor ("Purchaser") for an option to purchase all of the shares and assets of the Company's wholly owned subsidiary, Vitsab Sweden, AB ("Vitsab Sweden"). The option agreement gave the Purchaser until November 30, 2001 to exercise the option. On October 18, 2001 the Company entered into a verbal agreement with Purchaser to extend the agreement through February 2002, and thereafter on a month-to-month basis. On April 15, 2002, the Purchaser notified the Company that he was terminating the agreement effective June 15, 2002. During May 2002, the Purchaser rescinded the termination notice and both parties agreed verbally to extend the agreement until September 15, 2002, and then on a month-to-month basis. On December 10, 2002, the Company executed an additional amendment with the Purchaser that extended the option period until March 31, 2003. On March 15, 2003, the Company, under a Share Purchase Agreement, sold all of its shares in Vitsab Sweden to its Copenhagen distributor. The purchase price for all of the Company's shares in Vitsab Sweden was $1.00. The Company recognized a loss of approximately $17,000 that is included in other income (expense).

     On January 29, 2004 the Company entered into an Asset Purchase Agreement with Rask Holding ApS, to sell its Vitsab division for $175,000 plus assumed liabilities. The transaction was consummated on the same date. Rask Holding acquired all of the assets associated with the Vitsab division except cash and accounts receivable, and assumed all liabilities associated with the Vitsab division except liabilities associated with a raw material purchase from a specific vendor and for taxes resulting from operations of the Vitsab division prior to January 29, 2004. As the Vitsab division was sold prior to the shareholder approval and closing of the Asset Sale to Sensitech, the operations of the Vitsab division have been reflected as discontinued operations for periods prior to the adoption of the liquidation basis of accounting effective April 16, 2004. Revenues and pre-tax losses, respectively, generated by the Vitsab division were $288,385 and ($364,703) for the fiscal period ended April 15, 2004, $281,330 and ($595,325) for fiscal 2003, and $151,957 and ($840,674)
for fiscal 2002.

     Sale of Substantially All of the Assets of the Company

     On December 12, 2003, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Sensitech Inc., a Delaware corporation ("Sensitech") and Cox Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sensitech, formed for purposes of consummating the Asset Purchase Agreement ("Buyer") to sell substantially all of its assets ("the Asset Sale").

     Effective April 16, 2004, the Company and Sensitech completed the Asset Sale. The aggregate consideration received by the Company at the closing was comprised of $10,595,589 in cash. In addition, Sensitech assumed $233,569 of the Company's payables and assumed other liabilities. At closing, Sensitech retained a $250,000 holdback amount in the Asset Sale. The final consideration is subject to adjustment based upon finalization of the Company's balance sheet as of the closing date. Under the terms of the Asset Purchase Agreement, the Company retained certain assets and liabilities in connection with the transaction, including certain cash, receivables, production equipment, office equipment, machines, tools, fixtures, furniture and certain retained liabilities.

     In connection with the Asset Sale, the Company and Sensitech entered into a Manufacturing Services Agreement under which the Company continued to manufacture the Company's products on behalf of Sensitech for a period from April 16, 2004 through July 2, 2004.

     The parties completed the Asset Sale following a special meeting of the Company's shareholders on April 15, 2004, whereby the holders of a majority of the Company's common stock approved the Asset Sale and the subsequent liquidation and dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution (the "Plan").

     Significant Accounting Policies

     Accrued Cost of Liquidation and Effects of Change to Liquidation Basis

     Pursuant to the Plan of dissolution approved by shareholders on April 15, 2004, we plan to file articles of dissolution with the North Carolina Secretary of State in the second half of calendar 2004. Since April 15, 2004, the Company has been engaged in contract manufacturing for Sensitech (which services ended on July 2, 2004), selling and converting its non-cash assets, discharging its liabilities and otherwise winding-up the business and affairs in preparation for liquidation. We expect to distribute the remaining assets to our shareholders, all in accordance with the Plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of April 16, 2004. The accompanying statements of operations, shareholders' equity and cash flows for the period from May 1, 2003 to April 15, 2004 and for each of the years in the two-year period ended April 30, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. As a result of the Asset Sale and change to the liquidation basis of accounting, we recorded a $7.27 million increase in net assets. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $0.63 million of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however, actual costs could vary from those estimates. Distributions ultimately made to shareholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future changes in estimated investment income, settlement of liabilities and obligations and final costs of liquidation.

     The components of the effect of the change to the liquidation basis of accounting are summarized below.

   Gain on Asset Sale                                         $8,374,000
   Costs of liquidation and dissolution, including
    losses to be incurred
   winding down operations, impairment of remaining
    assets, and accrued liquidation costs                       (814,199)
   Provision for federal and state income taxes                 (292,000)
                                                              ----------
   Net effect of change to liquidation basis of accounting    $7,267,801
                                                              ==========

     At April 30, 2004, the following represent the estimated costs of liquidation:

   Officer compensation and benefits                         $ 131,000
   Legal, audit and tax services                               124,500
   Insurance                                                   212,000
   Other costs, including utilities, rent, supplies
    and miscellaneous expenses                                 162,631
                                                               -------
   Total                                                     $ 630,131
                                                             =========

     Stock-based Compensation

     The Company elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value method of accounting for stock options or similar equity instruments. SFAS No. 123 permits companies to continue to account for stock-based compensation awards under APB No. 25, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had adopted the new method of accounting. SFAS No. 123 has been amended by Financial Accounting Standards Board pronouncement number 148 ("FASB No. 148), "Accounting for Stock-based Compensation - Transition and Disclosure". FASB No. 148 requires prominent disclosure in the annual and quarterly statements of the Company on stock-based compensation.

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

     Options granted, exercised and canceled under both plans for the three years ended April 30, 2004 were as follows:

                            Options           Weighted-Average
                          Outstanding          Exercise Price
                          -----------          --------------
April 30, 2001             7,910,000              $   .63
     Granted               3,742,500              $   .12
     Exercised                  --                 --
     Canceled               (120,000)             $   .38
                          ----------
April 30, 2002            11,532,500              $   .45
     Granted                 777,500              $   .11
     Exercised                  --                 --
     Canceled               (439,500)             $   .19
                          ----------
April 30, 2003            11,870,500              $   .45
     Granted                    --                 --
     Exercised                  --                 --
     Canceled               (981,500)             $   .29
                          ----------
April 30, 2004            10,889,000              $   .45
                          ==========

     The Company applied APB No. 25 in accounting for both Plans. Accordingly, compensation cost is determined using the intrinsic value method under APB No.
25. Had compensation cost for both Plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, the Company's net income and earnings per share (EPS) would have been the pro forma amounts shown below for the fiscal period ended April 15th, 2004 and the fiscal years ended April 30, 2003 and 2002. For purposes of pro forma disclosures, the estimated fair value of options is recorded in its entirety in the year granted.

                                       May 1, 2003           April 30,
                                      thru April 15, --------------------------
                                          2004         2003             2002
                                          ----         ----             ----
Net income (loss)        As reported    $863,482     $110,448      ($5,163,046)
Net income (loss)        Pro forma      $842,378     $ 95,587      ($5,191,687)
Basic and diluted EPS    As reported        $.02         $.00            ($.20)
Basic and diluted EPS    Pro forma          $.02         $.00            ($.20)

     For purposes of pro forma disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for nonqualified stock option grants in the fiscal period from May 1, 2003 through April 15, 2004 and fiscal 2003 and 2002, respectively (there were no options granted in the fiscal period May 1, 2003 to April 15, 2004):

                                    2003              2002
                                    ----              ----
Risk free interest rate(s)     4.9% to 5.3%      4.8% to 6.0%
Volatility factor(s)           285% to 304%      224% to 249%
Expected life                 7 to 10 years     7 to 10 years

     The weighted average fair value of nonqualified stock options granted during fiscal years 2003 and 2002 was $.11, and $.12, respectively. No options were granted during fiscal year 2004. Options outstanding at April 15, 2004 had exercise prices ranging from $.08 to $1.25, and a weighted average remaining contractual life of 8.2 years. The number of shares and weighted average exercise price of those shares exercisable at the end of each fiscal year was 5,007,500 shares at $.61 for 2003, and 3,733,500 shares at $.70 for 2002. The total number of shares exercisable and the weighted average exercise price at April 15, 2004 was 5,502,000 shares at $.54. As a result of the Asset Sale and the subsequent acceleration of vesting of in-the-money options (options with an exercise price of less than $.16 per share) there were 2,490,000 options exercisable at April 30, 2004 with an average exercise price of $.11 per share.

     The Asset Sale constitutes a change in control as defined in the two stock option plans. As provided by the plans, the Board of Directors elected to accelerate the vesting of certain options. Options to purchase 1,002,000 shares at a weighted average exercise price of $0.11 per share were accelerated. The estimated expense associated with the accelerated options of $152,400 is included in the effect of the change to the liquidation basis of accounting.

     Restricted stock was issued out of the 2000 Plan to consultants and employees in lieu of cash payments totaling 30,000 and 723,028 shares, respectively for fiscal 2003 and 2002. At April 30, 2003, there were 2,957,972 shares reserved for issuance under the 2000 Plan.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Cox Technologies, Inc. (the Company) and its wholly owned subsidiary, Vitsab Sweden, through March 15, 2003, the date it was sold, and Cox Recorders Australia, Pty. Ltd., a 95% owned Australian distribution company through April 16, 2004, the date it was sold as part of the Asset Sale. Vitsab Sweden carried out development, production and marketing activities that were a part of the Vitsab(R) operation. Such activities were not considered a component of an entity as defined in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In July 2001 all domestic subsidiaries were merged into the parent company, Cox Technologies, Inc. All material intercompany transactions and balances among the Company and its subsidiary companies have been eliminated in the accompanying consolidated financial statements.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with a maturity of three months or less.

     Accounts Receivable

     Until the Asset Sale, accounts receivable consisted of trade accounts receivable and were stated at cost less an allowance for doubtful accounts. Credit was extended to customers after an evaluation of the customer's financial condition and generally collateral was not required. Management's determination of the allowance for doubtful accounts was based on an evaluation of the accounts receivable, past experience, current economic conditions and other risks inherent in the accounts receivable portfolio. The balance in the allowance for doubtful accounts was $45,750 at April 30, 2003.

     Depreciation and Amortization

     Depreciation  for property and equipment  was provided on a combination  of
straight-line   and  accelerated  cost  recovery  methods  over  the  respective estimated lives over a range of five to twenty years.

     Inventory

     Prior to the Asset Sale, inventories were stated at the lower of cost determined by the FIFO (first-in, first-out) method or market. Inventory consists primarily of raw material, work-in-process and finished goods related to the transit temperature recording segment. The Company established a $50,000 reserve for slow moving or obsolete inventory in fiscal 2003.

     Goodwill

     Goodwill represented the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and was being amortized on the straight-line method over a range of six to seventeen years. Goodwill was written off as of April 30, 2002, therefore no amortization expense was recognized for 2003 (see Note 8 to the consolidated financial statements). Amortization expense for goodwill charged to operations totaled $220,094 and $200,910 for fiscal 2002 and 2001, respectively. As goodwill was written off as of April 30, 2002, the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" had no effect on goodwill.

     Patents

     The Company owned a number of patents directly related to and important to the Company's business. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective May 1, 2002. Under SFAS No. 142, intangible assets that have finite useful lives are amortized over their estimated useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. Intangible assets with finite useful lives were reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires the Company to evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The adoption of the provisions of SFAS 142 did not have a significant impact on the Company's financial position or results of operations. Amortization expense for patents charged to operations totaled $28,711, $33,951and $35,470 for the fiscal period from May 1, 2003 through April 15, 2004 and fiscal 2003 and 2002, respectively.

     Long-lived Assets

     Long-lived assets held and used by the Company were reviewed for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable.

     Income Taxes

     Prior to the Asset Sale, the Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards (SFAS) No. 109, which requires a liability method of accounting for income taxes. Under this method, the deferred tax liability represents the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and is measured using current tax rates. Valuation allowances were established when management believed it was more likely than not that deferred tax assets would not be realized.

     Revenue Recognition

     The Company recognized revenue when products were shipped, net of estimated allowance for product returns.

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

     Comprehensive Income (Loss)

     The effects of exchange rate changes on the translation of the financial statements of Cox Recorders Australia from Australian dollars to U.S. dollars are included in Other Comprehensive Income.The Company recorded foreign currency translation adjustments in the period from May 1, 2003 to April 15, 2004 and fiscal years 2003 and 2002 of ($10,438), $35,577 and $40,413, respectively.

     Research and Development Costs

     The costs of research and development activities are charged to operations as incurred.

     Basic and Diluted Earnings Per Share

     Earnings per share have been calculated in conformity with SFAS No. 128, "Earnings Per Share." The Company has a complex capital structure with significant potential common shares. However, basic earnings per common share are based on the weighted average number of common shares outstanding during each year. Potential common shares from the Senior Subordinated Convertible Promissory Note with Technology Investors, LLC ("TI") are anti-dilutive for fiscal 2004, 2003 and 2002, and potential common shares from stock options are anti-dilutive for 2003 and 2002, and as such have been excluded for the earnings per share calculations.

     For the period from May 1, 2003 to April 15, 2004, the dilutive effect of stock options with an exercise price less than the average market price of the Company's stock have been reflected in the computation of diluted earnings per share. The earnings per share calculation is summarized below.

                                      Period from May 1,         Fiscal Year ended April 30,
                                      2003 to April 15,          ---------------------------
                                             2004                 2003                2002
                                             ----                 ----                ----
         Basic
Income from continuing operations         $1,476,873            $705,773         $(4,322,370)
Weighted average shares outstanding       38,293,667          27,907,224          25,360,071
Basic earnings per share                       $0.04               $0.02              $(0.17)

         Diluted
Income from continuing operations         $1,476,873            $705,773         $(4,322,370)
Weighted average shares outstanding       38,293,667          27,907,224          25,360,071
Dilutive effect of stock options             393,281
Average diluted shares outstanding        38,686,948          27,907,224          25,360,071
Diluted earnings per share                     $0.04               $0.02              $(0.17)

     Reclassifications

     Certain amounts previously reported on the consolidated financial statements have been reclassified to conform to the current period's presentation. Common stock and paid in capital have been combined in their presentation on the consolidated balance sheet and on the consolidated statements of changes in stockholder's equity (deficit).

     Concentrations of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and, until the Asset Sale, accounts receivable. Credit risk of accounts receivable was generally diversified due to the large number of entities comprising the customer base. At times, cash balances at financial institutions are in excess of FDIC insurance coverage. The cash balances are maintained at financial institutions with high credit - quality ratings and the Company believes no significant risk of loss exists with respect to those balances.

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

     Recent Accounting Pronouncements

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 effective May 1, 2003, and the adoption of the provisions of SFAS No. 143 did not have a significant effect on its financial position or results of operations.

     SFAS No. 150 addresses the accounting for certain financial instruments with characteristics of both liabilities and equity, and is effective for interim periods beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a significant effect on its financial position or results of operations.

2.  INVENTORIES

     Inventory at April 30, 2003 consists of the following:

                                            2003
                                            ----
Raw materials                         $    328,744
Work-in-process                            103,059
Finished goods                             800,467
                                      ------------
                                         1,232,270
Less reserve                                50,000
                                      ------------
                                         1,182,270
Less inventory of discontinued
 operations                                103,304
                                      ------------
     Total                            $  1,078,966
                                      ============

3.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, by major classification, less accumulated depreciation at April 30, 2004 and April 30, 2003:

                                                       2004           2003
                                                       ----           ----
Manufacturing Property and Equipment
------------------------------------
Tooling                                           $   394,339    $   518,840
Machinery and equipment                               399,900      1,567,752
Office furniture and equipment                         71,913        175,780
Leasehold improvements                                276,958        300,665
                                                  -----------    -----------
                                                    1,143,110      2,563,037
Less: Accumulated depreciation                        979,854      2,057,349
                                                  -----------    -----------
     Total manufacturing property and equipment       163,256        505,688
Equipment, net of accumulated depreciation of
 discontinued operations                                            (282,109)
Impairment for liquidation                           (126,545)          --
                                                  -----------    -----------
          Total property and equipment            $    36,711    $   223,579
                                                  ===========    ===========

Property and equipment is included in other assets in the statement of net assets in liquidation.

4.  PATENTS

     Patents  were  being  amortized  over  their  estimated   useful  lives  in
accordance with SFAS No. 142. The carrying value and amortization of patents are as follows:

                                                   As of April 30, 2003
                                                   --------------------
                                           Gross Carrying         Accumulated
                                                Value            Amortization
                                                -----            ------------
Amortized intangible asset
    Patents                                    $  206,597          $ 91,752
Aggregate amortization expense
Period from May 1, 2003 to April 15, 2004         $28,711
    2003                                          $33,951

5.  DEBT

     Prior to April 30, 2004, the Company repaid all long-term debt. The following is a summary of long-term debt obligations and lease contracts payable at April 30, 2003:

2003 10% Senior Subordinated Convertible Promissory Note due
March 2005 (from related party, see Note 6) (principal
amount of the note and accrued interest are convertible into the Company's no par common stock at a conversion price of
$1.25 per share)                                                      $3,327,500

Note payable to bank, secured by accounts receivable and
inventory. See details set forth in the narrative below.               1,184,999

Unsecured note payable to a vendor in 24 monthly
installments of $2,000.                                                   12,000

Capital leases secured by equipment, expiring in various
years, with terms ranging from 36 months to 60 months, due
in monthly installments ranging from $496 to $5,467                      196,172
                                                                         -------
                                                                       4,720,671
Less: Current maturities (including $142,851 related to
discontinued operations)                                                 530,778
                                                                         -------
Total long-term debt                                                 $ 4,189,893
                                                                     ===========

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

     Prior to the Asset Sale, the Company's cash flow from operations was not adequate to retire the TI Note, and it was unlikely that cash flow would increase in an amount sufficient for the Company to meet its obligations under the TI Note when the principal and accrued interest become due on March 10, 2005. Upon completion of the Asset Sale, the Company paid TI $3,700,362 and retired the TI Note.

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

     On March 19, 2003, the Company executed with Centura: (a) an amendment to the loan agreement, (b) a promissory note and (c) a security agreement. The amendment to the loan agreement required among other considerations that the outstanding Term Loan, Revolving Loan and Lease Loan should not exceed a combined balance of $1,214,999. Also, under this agreement the aforementioned notes would be amended and restated to one promissory note. Principal payments on the note were $30,000 plus accrued interest beginning April 15, 2003 and continuing each month thereafter through August 19, 2006. The interest rate on the outstanding principal is calculated at the bank's 30-day LIBOR base rate plus 4% per annum (5.32% on April 30, 2003). On the first day of the month after the principal balance was paid equal to or less than $800,000, the interest rate will decrease to the bank's 30-day LIBOR base rate plus 3% per annum provided there is no event of default. Effective October 1, 2003, the Company was required to submit a monthly borrowing base calculation in support of the loan balance and would have been required to pay a sufficient principal payment to reduce the loan balance to the amount supported by such borrowing base. The borrowing base was defined as the sum of 80% of the eligible accounts receivable and 35% of the eligible inventory of the Company.

     On May 19, 2003, the Company executed a note modification agreement to modify the note dated March 19, 2003. The effective date of the modification was established when the Company made a principal payment on the note for $355,000. The payment was made to Centura on May 21, 2003. The results of the modification were to reduce the monthly principal payment to $21,000 plus accrued interest beginning on June 15, 2003 and continuing until July 15, 2006 on which date the balance of the note would have matured. Also, beginning on the effective date of the modification, the interest rate on the outstanding principal was calculated at the bank's 30-day LIBOR base rate plus 2.5% per annum.

     On March 31, 2004, the Company paid Centura $538,566 and retired the remaining balance of the debt.

     Capital leases consisted primarily of manufacturing property and equipment with a capitalized cost of approximately $672,000 and accumulated depreciation of approximately $537,000 as of April 30, 2003. In anticipation of the Asset Sale, the Company in January and February 2004 paid a total of $88,071 to retire all indebtedness associated with capitalized leases.

6.  RELATED PARTY TRANSACTIONS

     On January 20, 2003, the Company entered into a Stock Purchase Agreement (the "TI Stock Purchase Agreement") with Technology Investors, LLC ("TI"), an affiliate of certain executive officer and directors of the Company, pursuant to which TI agreed to purchase and the Company agreed to sell 12,500,000 shares of the Company's Common Stock at a price of $0.06 per share, for a total purchase price of $750,000. This transaction was submitted to the Company's shareholders for their approval at a special meeting of the shareholders on March 12, 2003. With a quorum of shareholders present, a motion was made and seconded to approve the TI Stock Purchase Agreement, and the motion was passed by a unanimous vote of those present in person or represented by proxy. The transaction was consummated on March 19, 2003. TI, together with Mr. Fletcher and Mr. Reid and their affiliates, now collectively own and control beneficially an aggregate of 15,594,966 shares of the Company's Common Stock, or approximately 38% of the Company's issued and outstanding common stock. These figures include the 2,662,000 shares of the Company's Common Stock that TI may obtain by converting its existing promissory note, but exclude the options that Mr. Fletcher and Mr. Reid own to purchase, in the aggregate, 3,000,000 shares of the Company's Common Stock.

     A more detailed description of this transaction can be read in the Proxy Statement, dated February 6, 2003, which was mailed to shareholders of record on January 17, 2003.

     In March 2000, the Company issued the TI Note to TI. The balance of the note and accumulated interest amounting to $3,700,362 were repaid in April 2004 with a portion of the proceeds from the Asset Sale.

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

     During fiscal 2004, Mr. Fletcher and Mr. Reid each received $30,000 in payments from the bonus plan and an accrual of $10,000 each has been recorded for future payment as of April 15, 2004. For the period starting May 1, 2003 through April 15, 2004, Mr. Fletcher and Mr. Reid were each paid at an annual rate of $120,000 and effective April 16, 2004, their individual rate of pay was changed to an annual rate of $90,000. Mr. Fletcher and Mr. Reid each received $118,846 of salary compensation during fiscal 2004.

     As a result of the Asset Sale, options granted to Mr. Fletcher and Mr. Reid equaling 200,000 common shares each that would vest and be exercisable between March 08, 2005 and September 9, 2007 were accelerated and became exercisable at the date of the Asset Sale closing. The total exercisable options held by Mr. Fletcher and Mr. Reid at April 15, 2004 equal 600,000 common shares each. The exercise price of the options is $.11 per share; therefore, both Mr. Fletcher and Mr. Reid will be entitled to receive the difference between the exercise price and the amount of the liquidation proceeds paid per common share. Based on a distribution rate of $.16 per share both Mr. Fletcher and Mr. Reid would receive an in-the-money option payment of $30,000.

7.  RETIREMENT PLAN

     The Company maintained a 401(k) plan that covered substantially all employees, including subsidiary companies. Effective January 1, 2002, the Company elected to discontinue matching contributions. Prior to that date, the Company matched 50% of employee contributions up to 4% of gross earnings. The Company's matching contributions amounted to approximately $15,400 for fiscal 2002. The Company is in the process of terminating the plan and distributing the assets to the participants.

8.  IMPAIRMENT OF ASSETS

     During fiscal 2002 goodwill and non-depreciable assets were determined to be impaired and these amounts were recognized as a loss on impairment of $3,537,597 in the fourth quarter of fiscal 2002.

     Goodwill originated primarily from the acquisition of Vitsab, AB ("Vitsab") (see Note 13 to the consolidated financial statements) during fiscal 1999. At April 30, 2002 the Company evaluated the fair value of goodwill, which was determined by reference to the present value of estimated future cash inflows and a significant change in technology to get the product to market. Due to the significant change in technology and projected future cash flows for this product, management determined goodwill from the Vitsab(R) product was impaired and recognized an impairment loss of $2,695,689 in the fourth quarter of fiscal 2002.

     The Company invested funds to construct machinery for the high-speed production of the Vitsab(R) product. The machinery was not completed and was not expected to produce any positive future cash flows and had a minimal scrap value, management determined the equipment was impaired and recognized a loss on impairment of $841,908 in the fourth quarter of fiscal 2002.

9.  INCOME TAXES

     The reconciliation of income tax computed at federal and state statutory rates to the income tax provision is as follows for the fiscal periods ended April 15, 2004, April 30, 2003 and April 30, 2002.

                                         2004            2003            2002
                                         ----            ----            ----
Income (loss) before income taxes   $   863,482     $   110,448     ($5,163,046)
Statutory federal income tax rate:           34%             34%             34%
Expected federal income tax
   expense at statutory rate            293,584          37,552            --
Utilization of deferred tax asset      (293,584)        (37,552)           --
                                    -----------     -----------     -----------
Provision for income taxes          $      --       $      --       $      --
                                    ===========     ===========     ===========

     The following is a summary of the significant components of the Company's deferred tax assets for the fiscal periods ended April 15, 2004, April 30, 2003 and April 30, 2002

                                           2004           2003          2002
                                           ----           ----          ----
Deferred tax assets:
   Net operating loss carryforwards   $ 3,460,000    $ 3,754,000   $ 2,978,000
   Impairment on long-lived assets        345,000        345,000     1,600,000
   Other                                  168,000        168,000       322,000
                                      -----------    -----------   -----------
                                        3,973,000      4,267,000     4,900,000
   Less:  Valuation allowance          (3,973,000)     4,267,000     4,900,000
                                      -----------    -----------   -----------
Net deferred tax asset                $      --      $      --     $      --
                                      ===========    ===========   ===========

     The valuation allowance primarily represents the tax benefits of certain operating loss carry forwards and other deferred tax assets that may expire without being utilized. During fiscal 2004, 2003 and 2002, the valuation allowance decreased $3,269,000, $633,000 and $494,000, respectively.

     During the liquidation period of April 16, 2004 through April 30, 2004, the Company recognized approximately $292,000 of federal and state income taxes primarily due to the gain on the sale of its assets to Sensitech, Inc., which amounts are included in the effect of the adoption of the liquidation basis of accounting.

10.  SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents certain financial information for each quarter during the fiscal periods ended April 15, 2004, and April 30, 2003.

                                                    2004
                         -------------------------------------------------------
                            Fourth          Third      Second (a)      First (a)
                         -------------------------------------------------------
Sales                    $ 2,324,141    $ 2,481,510   $ 2,631,310    $ 2,333,551
Income from
  operations                  23,661        589,555       671,142        518,418
Net income                    22,131        145,308       368,672        327,325
Basic and diluted net
  income (loss) per
  average common share   $       .00    $       .00   $       .01    $       .01

                                                   2003(a)
                         -------------------------------------------------------
                            Fourth          Third        Second          First
                         -------------------------------------------------------
Sales                    $ 2,104,784    $ 2,212,601   $ 1,964,391    $ 2,210,747
Income (loss) from
  operations                  99,437        493,274        39,687        377,786
Net income (loss)             80,025        158,585   (209,842)           81,680
Basic and diluted net
  income (loss) per
  average common  share          .00    $       .01   ($      .01)   $       .00

(a) Restated to reflect the sale of the Vitsab division as discontinued operations.

11.  SEGMENT INFORMATION

     Information on the enterprise-wide operations (including the discontinued Vitsab operations) by domestic and international is presented in the following table.

                                     Domestic     International      Total
                                     --------     -------------      -----
Fiscal Period Ended April 15, 2004
Revenues                            $6,787,285     $3,271,612    $10,058,897
Net income                            $805,608        $87,874       $863,482
Identifiable assets                   $163,255        $10,541       $173,796

Fiscal Years Ended April 30,
----------------------------
Revenues:
     2003                           $6,897,095     $1,876,757     $8,773,852
     2002                           $5,719,605     $2,907,498     $8,627,103

Net income (loss):
     2003                             $522,755     ($362,307)       $160,448
     2002                          ($3,456,703)  ($1,706,343)    ($5,163,046)

Identifiable assets:
     2003                            $ 468,314        $37,375      $ 505,689
     2002                            $ 993,738        $70,890    $ 1,064,628

12.  LEASES

     The Company leased its corporate office, sales office and manufacturing facilities under non-cancelable operating leases. Rental expense for fiscal 2004, 2003 and 2002 was $116,944, $113,291,and $110,578 respectively. At April
30, 2004, future minimum rental payments for non-cancelable operating leases are approximately $22,432 for fiscal 2005.

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

14.  CONTINGENCIES

     From time to time, we have been subject to pending or threatened litigation. We have been advised that certain parties may exert claims related to our previous business activities and current dissolution efforts. We believe these claims are without merit and intend to defend these claims vigorously. We currently believe that these matters will not have a material adverse effect on our financial position. However, the results of legal proceedings cannot be predicted with certainty. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse affect on the net assets available for distribution.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina


We have audited the accompanying consolidated statement of net assets in liquidation of Cox Technologies, Inc. and subsidiaries as of April 30, 2004, and the related statements of changes in net assets in liquidation and stockholders' equity for the period from April 16, 2004 to April 30, 2004. We have also audited the consolidated balance sheet as of April 30, 2003 and the related consolidated statements of income, changes in stockholders' equity (deficit) and comprehensive income, and cash flows for the period from May 1, 2003 to April 15, 2004 and for each of the years in the two-year period ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the stockholders of Cox Technologies, Inc. approved an asset sale and a plan of complete liquidation and dissolution on April 15, 2004, and the Company completed the asset sale and commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to April 15, 2004, from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Cox Technologies, Inc. and subsidiaries as of April 30, 2004, the changes in net assets in liquidation for the period from April 16, 2004 to April 30, 2004, their financial position as of April 30, 2003, and the results of their operations and cash flows for the period from May 1, 2003 to April 15, 2004 and for each of the years in the two-year period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Cherry, Bekaert & Holland, L.L.P.


Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina
July 30, 2004

     Supplementary Data

The information for this item is contained in Note 10 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) on page 32 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  INTERNAL CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of Brian D. Fletcher and Kurt C. Reid, the Company's Co-Chief Executive Officers, and John R. Stewart, the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes to Internal Controls. There has been no change in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Since the Asset Sale on April 16, 2004, we have been in the process of winding down our operations and liquidating the Company, including significantly reducing our workforce. As of August 13, 2004, the Company has four employees. As a result of the decrease in workforce, the Company has limitations on its ability to provide adequate segregation of duties and employ other common internal control practices. While the activities of the Company are being closely monitored by the Board of Directors, our inability to provide adequate segregation of duties and other mitigating controls may be considered a material weakness in internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors

     Set forth below is a table showing the names, ages, terms and positions of the three remaining directors:

                       Director  Term
Name               Age  Since   Expires Position
------------------ --- -------- ------- --------------------------------------
DR. JAMES L. COX   59    1995    2004   Chairman, President and Chief
                                         Technology Officer of the Company
BRIAN D. FLETCHER  42    2000    2004   Director, Co-Chief Executive Officer and
                                         Director of Marketing of the Company
KURT C. REID       44    2000    2004   Director, Co-Chief Executive Officer and
                                         Chief Operating Officer of the Company

     Biography of Directors

     DR. JAMES L. COX has been President and Chief Technology Officer of the Company since April 1, 2003. Prior to holding these offices, Dr. Cox served as the President and Chief Executive Officer of the Company since November 1997. Dr. Cox served as President and Chief Operating Officer from August 1995 to November 1997. Dr. Cox has been a director of the Company since 1995 and since
November 1998, he has served as Chairman of the Board of Directors. Dr. Cox holds a Ph.D. from Stanford University and has held various teaching and research positions with Duke University, Stanford Research Institute and University of California, Santa Barbara.

     BRIAN D. FLETCHER has been Co-Chief Executive Officer and Director of Marketing of the Company since April 1, 2003. Prior to holding these offices, Mr. Fletcher served as Co-Chief Executive Officer of the Company since March 2000. Mr. Fletcher has also been a director of the Company since March 2000. Since 1995, Mr. Fletcher has been a private investor. Mr. Fletcher is a Managing Director of Technology Investors, LLC ("TI"), a group that has provided financing for the Company and currently directly owns 12,500,000 shares of Company common stock. Mr. Fletcher earned his B.S. degree in Economics and Finance from Rockhurst College.

     KURT C. REID has been Co-Chief Executive Officer and Chief Operating Officer of the Company since April 1, 2003. Prior to holding these offices, Mr. Reid served as Co-Chief Executive Officer of the Company since March 2000. Mr. Reid has also been a director of the Company since March 2000. Since 1995, Mr. Reid has been a private investor. Mr. Reid is a Managing Director of TI, a group that has provided financing for the Company and currently directly owns 12,500,000 shares of Company common stock. Mr. Reid earned his B.S. degree from Southern Illinois University at Carbondale.

COMMON STOCK OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is the number of shares of Common Stock of the Company owned by certain beneficial owners, the directors, the executive officers named in the Summary Compensation Table, and the directors and executive officers as a group, as of August 12, 2004.

Dr. James L. Cox..........................................8,228,108(2)    19.5%
Brian D. Fletcher........................................14,417,983(3)    36.2%
Kurt C. Reid.............................................14,414,983(4)    36.2%
Technology Investors, LLC................................12,500,000(5)    32.8%
Directors and executive officers as a group (3 persons)..24,561,074(6)    54.0%

(1)  Includes shares, if any, held by each person's spouse.

(2) Dr. Cox owns 3,280,279 shares directly. 1,005,829 shares are owned by a trust over which Dr. Cox has investment and voting power and 12,000 shares are owned by the estate of his deceased father. Includes a warrant to purchase 2,500,000 shares. Includes options to purchase 1,430,000 shares exercisable within 60 days of August 12, 2004.

(3) Mr. Fletcher owns 217,983 shares directly. Includes options to purchase 1,700,000 shares exercisable within 60 days of August 12, 2004. Includes 12,500,000 shares beneficially owned through TI that were issued to TI on March 19, 2003.

(4) Mr. Reid owns 214,983 shares directly. Includes options to purchase 1,700,000 shares exercisable within 60 days of August 12, 2004. Includes 12,500,000 shares beneficially owned through TI that were issued to TI on March 19, 2003

(5)  The address for TI is 191 Bridgeport Drive, Mooresville, North Carolina.

(6) Includes options and warrants to purchase, in the aggregate, 7,700,000 common shares within 60 days of August 12, 2004.

THE BOARD OF DIRECTORS

     The business of the Company is managed under the direction of the Board of Directors. The Board meets regularly during the year to review the Company's operations, strategic and business plans, major capital appropriations and other significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings when important matters require Board action. Members of senior management attend Board meetings on an as needed basis to discuss the progress and plans relating to their areas of responsibility. During the fiscal year ended April 30, 2004, there were three meetings of the Board. Each director attended all of the board meetings and meetings of any board committee on which he served.

     The Company has no nominating committee. Because of the number of matters requiring Board consideration and to make the most effective use of individual directors' capabilities, the Board created a Compensation Committee and an Audit Committee.

     The Compensation Committee recommends to the Board the compensation of the executive and senior management of the Company that, in the judgment of such committee's members, should from time to time be fixed by the Board. The Compensation Committee also performs other such duties as are assigned to it by the Board. The Board has assigned to such committee the responsibility of administering the Company's 2000 Stock Incentive Plan (the "Incentive Plan"). With only three employees as Directors, the Board suspended any prohibition on employees serving on the Compensation Committee. The Board has appointed Dr. Cox, Mr. Fletcher and Mr. Reid to serve as the members of the Compensation Committee, each of whom is an employee of the Company.

     Since the Incentive Plan requires that the Compensation Committee contain at least two members who are both disinterested directors and non-employees, and since only the Compensation Committee can issue equity-based incentives, the Company has been unable to issue any equity-based incentives until such time as it can meet the requirements set forth in the Plan or amends the Plan.

     The Audit Committee has responsibility for considering the appointment of the independent auditors for the Company, reviewing with the auditors the plan and scope of the audit and audit fees and monitoring the adequacy of reporting and internal controls. With only three employees as Directors, the Board suspended any prohibition on employees serving on the Audit Committee until such time as the Board contains at least two members who are not employed by the Company. In the meantime, the Board has appointed Mr. Fletcher and Mr. Reid to serve as the members of the Audit Committee. Both Mr. Fletcher and Mr. Reid are employees of the Company, and neither of them is "independent," as such term is defined in Rule 4200(a)(14) of the NASD's listing standards. The Company's Board of Directors has not adopted a written charter for the Audit Committee. The Audit Committee has not identified a member as being a financial expert, as defined in the rules of the Securities and Exchange Commission. As the Company is in the process of liquidation and dissolution, it is unlikely to seek new Audit Committee members that could be identified as a financial expert.

     Audit Committee Report

     The Audit Committee has reviewed and discussed the audited financial statements with the Company's management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, as may be modified or supplemented. The Audit
Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent auditors their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for Fiscal 2004 for filing with the Securities and Exchange Commission.

       Audit Committee:
       ---------------
       Mr. Brian D. Fletcher
       Mr. Kurt C. Reid

     Compensation of Directors

     Directors who are not employees of the Company receive annually options to purchase 7,500 shares of the Company's common stock, priced at market value. All directors are reimbursed in cash for their reasonable out-of-pocket expenses incurred in connection with their attendance at Board meetings. Directors who are employees of the Company do not receive compensation for service on the Board other than their compensation as employees.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such reports furnished to the Company, the Company is not aware of any failure to file on a timely basis any Form 3, 4 or 5 during the fiscal year ended April 30, 2004.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     With only three employees as Directors, the Board suspended any prohibition on employees serving on the Compensation Committee until such time as the Board contains at least two members who are not employed by the Company. Dr. Cox, Mr. Fletcher and Mr. Reid, as the remaining members of the Board, serve as the current members of the Compensation Committee. Accordingly, Dr. Cox, Mr. Fletcher and Mr. Reid establish the compensation of the executive and senior management of the Company. Dr. Cox serves as the Company's President, Chief Technology Officer and Chairman of the Board of Directors. Mr. Fletcher currently serves as Co-Chief Executive Officer and Director of Marketing of the Company, and also serves on the Company's Board of Directors. Mr. Reid currently serves as Co-Chief Executive Officer and Chief Operating Officer of the Company, and also serves on the Company's Board of Directors.

     Executive Officers

     The information for this item is set forth on page 3 of this annual report.

     Code of Ethics

     The executive offcers of the Company strongly support the concept of ethical behavior including the publication of a code of ethics to illustrate our beliefs in the conduct of business and we have strived to perform our duties in a fashion that would indicate strong ethical standards. In light of the Asset Sale and the upcoming Plan of dissolutions we have not expended the resources necessary to prepare and adopt a written code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION

     The Summary  Compensation  Table below  includes  compensation  paid by the
Company  for  services   rendered  by  all   executive   officers  who  received
compensation for the fiscal year ended April 30, 2004.

        Summary Compensation Table
        --------------------------
                                                                Long Term
                                                               Compensation
                                   Annual Compensation            Awards
                             -------------------------------   -----------     All Other
Name and Principal Position  Fiscal Year   Salary(1)   Bonus   Options (#)  Compensation (2)
---------------------------  -----------   ---------   -----   -----------  ----------------
Dr. James L. Cox                2004       $101,552   $30,000         -            -
 Chairman, President and        2003         94,610       -      230,000           -
 Chief Technology Officer       2002         95,765       -      800,000         846

Brian D. Fletcher (3)           2004       $118,846   $30,000         -
 Co-Chief Executive Officer     2003        147,834       -      200,000           -
 and Director of Marketing      2002         82,500       -      800,000           -

Kurt C. Reid (3)                2004       $118,846   $30,000         -
 Co-Chief Executive Officer     2003        147,834       -      200,000           -
 and Chief Operating Officer    2002         82,500       -      800,000           -

John R. Stewart                 2004        $80,300       -           -            -

------------

(1) For the years indicated, includes amounts contributed on a pre-tax basis to the Special Savings and Retirement Plan (the Company's 401(k) plan) by each of the named executive officers.

(2)  For the years  indicated,  consists of  contributions by the Company to the
     executive's  account  under  the  Company's   tax-qualified  Section  401-K
     retirement plan.

(3)  See "Compensation for Mr. Fletcher and Mr. Reid" under the caption "Certain
     Relationships   and  Related   Transactions"   for  a  discussion   of  the
     compensation plans established by the Board for Mr. Fletcher and Mr. Reid.

     Option Grants in Last Fiscal Year

     No options were granted in the fiscal year ended April 30, 2004.

The following table illustrates, for each officer, the aggregate in-the-money options and the aggregate value of the options determined by the difference between the exercise price and a liquidation distribution of $0.16 per share:

                      Shares                       Number of securities
                    acquired on   Value realized        underlying          Value of unexercised
Name of officer      exercise     on exercise       unexercised options     in-the-money options
---------------      --------     -----------       -------------------     --------------------
James L. Cox            --          $   --                600,000                  $30,000
Brian D. Fletcher       --          $   --                600,000                  $30,000
Kurt C. Reid            --          $   --                600,000                  $30,000

Compensation Committee Report on Executive Compensation

The Company's Board of Directors approves all compensation decisions with regard to executive officers, including the Co-Chief Executive Officers, based on recommendations by the Compensation Committee. As a result of the recent Board resignations, each of the remaining Board members now serves on the Compensation Committee, effectively eliminating the need for a recommendation to the full Board. However, in order to maximize continuity of the proceedings of the Compensation Committee, separate Committee minutes are maintained. The Compensation Committee is responsible for the establishment and overall monitoring of all compensation programs for executives and senior management, as well as the stock option plans. The Company's compensation philosophy and executive compensation programs are discussed in this report.

Executive Compensation Philosophy. In general, executive officers who are in a position to make a substantial contribution to the success and growth of the Company should have interests similar to those of the shareholders. Executive officers should be motivated by and benefit from increased shareholder value. Therefore, the Company believes that executive officers should hold a meaningful equity position in the Company through the purchase of Common Stock or the award of options to purchase Common Stock. The Company's Board of Directors believes that the executive compensation program must be competitive with those of other companies of comparable size and complexity in order to attract, retain and motivate talented individuals.

Executive Compensation Program. The Company's compensation program has consisted of base salary and grants of options to purchase Common Stock.

Base Salary. The Board of Directors generally reviews and approves the relative levels of base salary for all executive officers, including the Co-Chief
Executive  Officers,  on  an  annual  basis  based  on  recommendations  by  the
Compensation Committee. In determining the levels of base salary for an executive officer, the Compensation Committee considers relative levels of responsibility and individual and Company performance. In addition, the Compensation Committee uses executive compensation indexes and studies or reports to gather compensation data relative to the duties, responsibilities and compensation levels of the Company's executives. This comparative market data is carefully weighed in recommending compensation levels for the Company's executives.

Chief Executive Officer Compensation. On April 1, 2003, the Board of Directors appointed Mr. Fletcher and Mr. Reid as Co-Chief Executive Officers. The Compensation Committee determined the base salaries for Mr. Fletcher and Mr.
Reid, after evaluating a number of factors, including salaries of chief executive officers of companies of comparable size in the industry, each individual's past performance and the Company's performance in general. The base annual salary for both Mr. Fletcher and Mr. Reid for the period from May 1, 2003 through April 19, 2004 was $120,000 and effective April 19, 2004 was reduced to an annual salary rate of $90,000 each.

The base salary and incentive awards for the Chief Executive Officer(s) for future periods will be determined by the Compensation Committee based upon such factors as the Compensation Committee deems to be appropriate.

     Compensation Committee:
     ----------------------
     Dr. James L. Cox
     Mr. Brian D. Fletcher
     Mr. Kurt C. Reid

                                PERFORMANCE GRAPH

The line graph set forth below charts performance (on an annual basis) of an investment in the Company's Common Stock against each of the NASDAQ Composite Index and an SIC Code Index, in each case assuming an investment of $100 on April 30, 1999 through April 30, 2004. The following graph is presented pursuant to rules of the Securities and Exchange Commission. The stock price performance comparisons below shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts. While total stockholder return is an important criterion of corporate performance, it is subject to the vagaries of the equity market, which affect common stock price performance. There can be no assurance that the Company's Common Stock price performance will continue into the future with the same or similar trends depicted in the graph below. As of April 30, 2004, the closing price of the Company's Common Stock was $0.17. As of August 12, 2004, the closing price of the Company's Common Stock was $0.17.


         [OBJECT OMITTED]


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is set forth in the section entitled "Common Stock Ownership by Certain Beneficial Owners and Management" presented above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 2000, the Company entered into an agreement with TI whereby the Company issued to TI a 10% subordinated convertible promissory note in the amount of $2,500,000 (the "TI Note"), the entire principal and interest of which were due on March 10, 2005. Alternatively, the TI Note provided that the principal amount of the TI Note and interest accrued thereon may be converted, at the option of holder, into shares of the Company's Common Stock at a conversion price of $1.25 per share.

     Prior to the Asset Sale, the Company's cash flow from operations was not adequate to retire the TI Note, and it was unlikely that cash flow would increase in an amount sufficient for the Company to meet its obligations under the TI Note when the principal and accrued interest became due on March 10, 2005. In April 2004, the principal and accrued interest of the TI Note amounting to $3,700,362 were repaid with a portion of the proceeds from the Asset Sale.

     On January 20, 2003, the Company entered into a Stock Purchase Agreement (the "TI Stock Purchase Agreement") with TI pursuant to which TI agreed to purchase and the Company agreed to sell 12,500,000 shares of the Company's Common Stock at a price of $0.06 per share, for a total purchase price of $750,000. This transaction was submitted to the Company's shareholders for their approval at a special meeting of the shareholders on March 12, 2003. With a quorum of shareholders present, a motion was made and seconded to approve the TI Stock Purchase Agreement, and the motion passed by unanimous vote of those present in person or represented by proxy. The transaction was consummated on March 19, 2003. TI, together with Mr. Fletcher and Mr. Reid and their affiliates, now collectively own and control beneficially an aggregate of 12,932,966 shares of the Company's Common Stock, or approximately 34% of the Company's issued and outstanding common stock. These figures exclude the options that Mr. Fletcher and Mr. Reid own to purchase, in the aggregate, 3,400,000 shares of the Company's Common Stock, which options become exercisable on September 9, 2004.

     The Company's primary purpose in issuing the shares of Common Stock to TI was to secure funding in order to reduce the principal outstanding on its loans with RBC Centura Bank, the Company's primary lender. The Company used all $750,000 of the net proceeds from the offering to pay down the amount of principal outstanding under the Centura loans to below the target balance of $1,215,000. Upon obtaining this target balance, Centura consolidated the Company's three existing loans into one loan and amortized the remaining balance over a 41-month period. Centura also agreed to immediately lower the rate that interest will accrue on the loan to 30-day LIBOR plus 4% per annum and, once the balance is paid down below $800,000, to lower the interest rate to 30-day LIBOR plus 3% per annum. The Centura loan was repaid prior to the Asset Sale.

Compensation for Mr. Fletcher and Mr. Reid

In fiscal 2002, Mr. Fletcher and Mr. Reid each received stock options to purchase 800,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. Also, the Board of Directors approved an increase in compensation for Mr. Fletcher and Mr. Reid retroactive to January 1, 2001, in which they each would receive annual compensation of $100,000, payable quarterly in unrestricted shares of the Company's Common Stock valued at the average daily closing price during the quarter. During fiscal 2002, Mr. Fletcher and Mr. Reid were paid $75,000 of salary in unrestricted shares of the Company's Common Stock at an average market price of $.35 per share under this structure. On December 7, 2001, each of Mr. Fletcher and Mr. Reid agreed to a decrease in his annual compensation to $1 effective October 1, 2001. On March 15, 2002, the Compensation Committee of the Board of Directors approved a compensation structure, effective March 1, 2002, whereby Mr. Fletcher and Mr. Reid would be compensated based on the actual monthly cash flow and quarterly net income generated by the Company. The maximum annual compensation would be capped at $210,000 each. During fiscal 2002, Mr. Fletcher and Mr. Reid were compensated $7,500 each under this structure.

During fiscal 2003, Mr. Fletcher and Mr. Reid were each granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.11 per share for a period of up to seven years. Effective November 1, 2002, the Board of Directors ratified the Compensation Committee's recommendation to change the compensation structure for both Mr. Fletcher and Mr. Reid and set the annual salary rate at $100,000 per year. On April 1, 2003, the Board of Directors modified the compensation plan for Mr. Fletcher and Mr. Reid increasing each individual's annual salary rate to $120,000 per year, effective April 15, 2003, and establishing a quarterly bonus plan beginning with the first quarter of fiscal 2004 based on the profitability of the company. The quarterly bonus is limited to 50% of the Company's net income for the quarter, and Mr. Fletcher and Mr. Reid can each earn a non-cumulative bonus up to $10,000 per quarter. During fiscal 2003, Mr. Fletcher and Mr. Reid were each compensated $97,834 as a payout from the fiscal 2002 compensation arrangement and $50,000 from the fiscal 2003 compensation arrangement.

During fiscal 2004, Mr. Fletcher and Mr. Reid each received $30,000 in payments from the bonus plan and an accrual of $10,000 each has been recorded for future payment as of April 15, 2004. For the period starting May 1, 2003 through April 15, 2004, Mr. Fletcher and Mr. Reid were each paid at an annual rate of $120,000 and effective April 16, 2004; their individual rate of pay was changed to an annual rate of $90,000. Mr. Fletcher and Mr. Reid each received $118,846 of salary compensation during fiscal 2004.

As a result of the Asset Sale, options granted to Mr. Fletcher and Mr. Reid equaling 200,000 common shares each that would vest and be exercisable between March 08, 2005 and September 9, 2007 were accelerated and became exercisable at the date of the Asset Sale closing. The total exercisable options held by Mr. Fletcher and Mr. Reid at April 15, 2004 equal 600,000 common shares each. The exercise price of the options is $.11 per share; therefore, both Mr. Fletcher and Mr. Reid will be entitled to receive the difference between the exercise price and the amount of the liquidation proceeds paid per common share. Based on a distribution rate of $.16 per share both Mr. Fletcher and Mr. Reid would receive an in-the-money option payment of $30,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table set forth the fees paid to the Company's independent auditor, Cherry, Bekaert & Holland, L.L.P. for fiscal years 2004 and 2003.

                                2004            2003
Audit and Non-Audit Fees        ----            ----
Audit fees (1)                $58,300         $41,786
Audit related fees               --              --
Tax fees (2)                    9,700          11,250
All other fees (3)              3,500            --
                              -------         -------
Total                         $71,500         $53,036
                              =======         =======

(1) Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements included in the Company's Forms 10-Q, services in connection with registration statements filed with the U.S. Securities and Exchange Commission and audit services provided in connection with other statutory and regulatory filings.

(2) Tax fees include professional services rendered in connection with tax compliance and peparation and for tax consulting and planning services.

(3) Other fees relate to due diligence in connection with the sale of assets to Sensitech, Inc.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Cherry, Bekaert & Holland, LLP as well as the fees charged by Cherry, Bekaert & Holland, LLP for such services. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Cherry, Bekaert & Holland, LLP in providing its audit, audit-related and non-audit services to the Company, and has concluded that such services are compatible with Cherry, Bekaert & Holland, LLP's independence as the Company's auditors.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
                                                                            Page
1.   Financial statements -

     Statement of Net Assets in Liquidation at April 30, 2004                 14

     Statement of Changes in Net Assets in Liquidation for the Period
          April 16 - 30, 2004                                                 15

     Consolidated Balance Sheets at April 30, 2003                            16

     Consolidated Statements of Income for the
          Fiscal Years Ended April 16, 2004 and April 30, 2003 and 2002       17

     Consolidated Statements of Changes in Stockholders'
          Equity for the Fiscal Years Ended April 30, 2004, 2003 and 2002     18

     Consolidated Statements of Cash Flows for the
          Fiscal Years Ended April 30, 2004, 2003 and 2002                    19

     Notes to Consolidated Financial Statements for the
          Fiscal Years Ended April 30, 2004, 2003 and 2002                 20-33

     Report of Independent Registered Public Accounting Firm                  34

2.   Financial statement schedules -

     The  following  financial  statement  schedules  are included herein:

     Supplemental Schedules:

     Consent of Independent Registered Public Accounting Firm                 44

     Report of Independent Registered Public Accounting Firm on
          Financial Statement Schedules                                       45

     Schedule II - Valuation and Qualifying Accounts for the
          Fiscal Years Ended April 16, 2004 and April 30, 2003 and 2002       46

All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

3.   Exhibits -
     31.1 Certification of Co-Chief Executive Officer                        A-1

     31.2 Certification of Co-Chief Executive Officer                        A-2

     31.3 Certification of Chief Financial Officer and Secretary             A-3

     32.1 Certification of Co-Chief Executive Officers                       A-4

     32.2 Certification of Chief Financial Officer                           A-5

4.   Reports on Form 8-K -

     The registrant filed a current report on Form 8-K on April 16, 2004 reporting the completion of the transaction to sell substantially all of the assets of the Company to Sensitech, Inc. The aggregate consideration received by the Company at the closing was comprised of $10,595,589 in cash. In addition, Sensitech assumed $233,569 of the Company's payables and assumed other liabilities. At closing, Sensitech retained a $250,000 holdback amount in the Asset Sale. The final consideration is subject to adjustment based upon finalization of the Company's balance sheet as of the closing date. Under the terms of the Asset Purchase Agreement, the Company retained certain assets and liabilities in connection with the transaction, including cash, certain production equipment, office equipment, machines, tools, fixtures, furniture and certain retained liabilities.

     The registrant filed a current report on Form 8-K on February 2, 2004 reporting the completion of the transaction to sell its Vitsab division to Rask Holding, ApS.

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina


We consent to incorporation by reference in the registration statement (No. 333-52738) on Form S-8 of Cox Technologies, Inc. of our report dated July 30, 2004, relating to the statement of net assets in liquidation of Cox Technologies, Inc. and subsidiaries as of April 30, 2004, the related statements of changes in net assets in liquidation and stockholders' equity for the period from April 16, 2004 to April 30, 2004, the consolidated balance sheet of Cox Technologies, Inc. and subsidiaries as of April 30, 2003, and the related consolidated statements of income, changes in stockholders' equity (deficit) and comprehensive income, and cash flows for the period from May 1, 2003 to April 15, 2004 and each of the years in the two-year period ended April 30, 2003, and all related schedules, which report appears in the April 30, 2004 annual report on Form 10-K of Cox Technologies, Inc.


/s/ Cherry, Bekaert & Holland, L.L.P.


Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina

August 17, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Stockholders
Cox Technologies, Inc.
Belmont, North Carolina


Under date of July 30, 2004, we reported on the statement of net assets in liquidation of Cox Technologies, Inc. and subsidiaries as of April 30, 2004, the related statements of changes in net assets in liquidation and stockholders' equity for the period from April 16, 2004 to April 30, 2004, the consolidated balance sheet as of April 30, 2003, and the related consolidated statements of income, stockholders' equity (deficit) and comprehensive income, and cash flows for the period from May 1, 2003 to April 15, 2004 and for each of the years in the two-year period ended April 30, 2003, which are included in this annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Cherry, Bekaert & Holland, L.L.P.


Cherry, Bekaert & Holland, L.L.P.
Gastonia, North Carolina

July 30, 2004

                     COX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                              Additions
                                                    ------------------------------
                                                                     Charged to        Other
                                      Balance at     Charged to         Other      Changes - Add       Balance
Fiscal                               Beginning of    Costs and        Accounts -     (Deduct) -       at End of
 Year           Description         Fiscal Period     Expenses       Describe (1)   Describe (2)    Fiscal Period
----------------------------------------------------------------------------------------------------------------
 2002     Allowance for
           doubtful accounts        $    61,810     $    23,898     $      --       ($   20,708)     $    65,000
          Deferred tax assets         5,394,000            --          (494,000)           --          4,900,000
                                    -----------     -----------     -----------     -----------      -----------
                                    $ 5,455,810     $    23,898     ($  494,000)    ($   20,708)     $ 4,965,000
                                    ===========     ===========     ===========     ===========      ===========
 2003     Allowance for
           doubtful accounts        $    65,000     $     9,154     $      --       ($   28,404)     $    45,750
          Inventory reserve                --            50,000            --              --             50,000
          Deferred tax assets         4,900,000            --          (633,000)           --          4,267,000
                                    -----------     -----------     -----------     -----------      -----------
                                    $ 9,965,000     $    59,154     ($  633,000)    ($   28,404)     $ 4,362,750
                                    ===========     ===========     ===========     ===========      ===========
 Thru
April 15, Allowance for
 2004      doubtful accounts        $    45,750     $   112,477     $      --       ($   62,477)     $    95,750
          Inventory reserve              50,000            --              --              --             50,000
          Deferred tax assets         4,267,000            --          (294,000)           --          3,973,000
                                    -----------     -----------     -----------     -----------      -----------
                                    $ 4,362,750     $   112,477     ($  294,000)    ($   62,477)     $ 4,118,750
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


                          COX TECHNOLOGIES, INC.
                          ----------------------
                          (Registrant)


August 17, 2004    /s/ Brian D. Fletcher              /s/ Kurt C. Reid
                   --------------------------         --------------------------
                   Brian D. Fletcher                  Kurt C. Reid
                   Co-Chief Executive Officer         Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 17, 2004.


/s/ Brian D. Fletcher                                 /s/ Kurt C. Reid
--------------------------                            --------------------------
Brian D. Fletcher                                     Kurt C. Reid
Co-Chief Executive Officer                            Co-Chief Executive Officer


/s/ John R. Stewart
----------------------------
John R. Stewart
Chief Financial Officer
 and Secretary
 (Principal financial and
 accounting officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 17, 2004.

                                        /s/ James L. Cox
                                        ---------------------------------------
                                        James L. Cox
                                        Chairman and President and Director

                                        /s/ Brian D. Fletcher
                                        ---------------------------------------
                                        Brian D. Fletcher
                                        Co-Chief Executive Officer and Director

                                        /s/ Kurt C. Reid
                                        ---------------------------------------
                                        Kurt C. Reid
                                        Co-Chief Executive Officer and Director