Form 10-Q
period 2004-07-31
COX TECHNOLOGIES INC
filed 2004-09-14
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ........... to ............

                          Commission file number 0-8006


                             COX TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                           86-0220617
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     77 McADENVILLE ROAD
   BELMONT, NORTH CAROLINA                                       28012-2434
    (Address of principal                                        (Zip Code)
      executive offices)
                                 (704) 825-8146
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                               -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at September 13, 2004.................................................38,167,077

                             COX TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

FACE SHEET ....................................................................1
TABLE OF CONTENTS .............................................................2

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

         Statement of Net Assets in Liquidation at July 31, 2004
          (Unaudited) and April 30, 2004 ......................................3
         Statement of Changes in Net Assets in Liquidation for the
          Three Months ended July 31, 2004 (Unaudited) ........................4
         Consolidated Statement of Income For the Three Months
          Ended July 31, 2003 (Unaudited) .....................................5
         Consolidated Statement of Cash Flows For the Three
          Months Ended July 31, 2003 (Unaudited) ..............................6
         Notes to Consolidated Financial Statements (Unaudited) .............7-8

Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results of Operations ...............8-10
Item 3.    Quantitative and Qualitative Disclosure About Market Risks ........10
Item 4.    Internal Controls and Procedures ..................................11

PART II.   OTHER INFORMATION AND SIGNATURES
Item 1.    Legal Proceedings .................................................11
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .......11
Item 6.    Exhibits
             31.1 - Certification by Co-Chief Executive Officer .............A-1
             31.2 - Certification by Co-Chief Executive Officer .............A-2
             31.3 - Certification by Chief Financial Officer ................A-3
             32.1 - Certificate of Co-Chief Executive Officers ..............A-4
             32.2 - Certificate of Chief Financial Officer ..................A-5

Signatures ...................................................................11

PART I .  FINANCIAL INFORMATION

Item 1.     Financial Statements

COX TECHNOLOGIES, INC.
STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                   July 31, 2004  April 30, 2004
                                                   -------------  --------------
                                                    (Unaudited)
ASSETS
      Cash and cash equivalents                      $6,947,647     $7,597,606
      Amounts due from purchaser                        417,122        319,613
      Other assets                                       36,711         36,711
                                                     ----------     ----------
         TOTAL ASSETS                                $7,401,480     $7,953,930
                                                     ==========     ==========

LIABILITIES
      Accounts payable and accrued liabilities       $  188,253     $  707,444
      Estimated costs of liquidation                    786,953        630,131
                                                     ----------     ----------
      Commitments and contingencies
         TOTAL LIABILITIES                              975,206      1,337,575
                                                     ----------     ----------

NET ASSETS IN LIQUIDATION                            $6,426,274     $6,616,355
                                                     ==========     ==========


                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION


                                                               Three Months
                                                              Ended July 31,
                                                                   2004
                                                                   ----
                                                               (Unaudited)
NET DECREASE IN NET ASSETS IN LIQUIDATION:
-----------------------------------------
   Interest Income                                            $    22,014
   Increase in estimated costs of liquidation                 (   212,095)
                                                              -----------

NET DECREASE IN ASSETS IN LIQUIDATION                         (   190,081)
NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD                  6,616,355
                                                              -----------
NET ASSETS IN LIQUIDATION, END OF PERIOD                      $ 6,426,274
                                                              ===========

                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                     Three Months Ended
                                                        July 31, 2003
                                                        -------------
                                                         (Unaudited)
REVENUE:
   Sales                                                $  2,333,551
                                                        ------------
COSTS AND EXPENSES:
   Cost of sales                                           1,127,175
   General and administrative                                440,774
   Selling                                                   214,043
   Depreciation                                               33,140
                                                        ------------
     TOTAL COSTS AND EXPENSES                              1,815,132
                                                        ------------
INCOME FROM OPERATIONS                                       518,419
                                                        ------------
OTHER INCOME (EXPENSE):
   Other income                                               15,880
   Interest expense                                          (99,139)
                                                        ------------
     TOTAL OTHER INCOME (EXPENSE)                            (83,259)
                                                        ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        435,160
PROVISION FOR INCOME TAXES                                      --
                                                        ------------
INCOME FROM CONTINUING OPERATIONS                            435,160
LOSS FROM DISCONTINUED OPERATIONS                            107,835
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS           --
                                                        ------------
LOSS FROM DISCONTINUED OPERATIONS                            107,835
                                                        ------------
NET INCOME                                              $    327,325
                                                        ============
EARNINGS PER SHARE, BASIC AND DILUTED:
     Continuing Operations                              $        .01
     Discontinued Operations                            $        .00
     Net Income                                         $        .01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      38,339,094


                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                             July 31, 2003
                                                             -------------
                                                              (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                             $ 327,325
       Adjustments to reconcile net income
           to net cash used by operating activities:
            Depreciation and depletion                           69,192
           Amortization of patents                                9,570
           Decrease in allowance for
            doubtful accounts                                      (750)
           Other                                                    231
                                                              ---------
                                                                405,568
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
            Accounts receivable                                  26,709
            Inventory                                          (118,519)
            Prepaid expenses                                        267
          Increase (decrease) in current liabilities:
            Accounts payable and accrued expenses               157,562
                                                              ---------
CASH PROVIDED BY OPERATING ACTIVITIES                           471,587
                                                              ---------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                       (1,788)
        Payment received on note receivable                      75,000
                                                              ---------
CASH PROVIDED BY INVESTING ACTIVITIES                            73,212
CASH FLOW FROM FINANCING ACTIVITIES:
       Repayment on debt                                       (395,456)
       Subscriptions receivable                                  (1,622)
                                                              ---------
CASH USED IN FINANCING ACTIVITIES                              (397,078)
                                                              ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (3,723)
                                                              ---------
NET INCREASE IN CASH                                            143,998
CASH AND CASH EQUIVALENTS, beginning of period                  572,149
CASH AND CASH EQUIVALENTS, end of period                      $ 716,147
                                                              =========

Supplemental Cash Flow Information
Interest paid                                                 $  16,660
Income taxes paid                                             $    --


                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2004. In the opinion of management, all adjustments (consisting solely of adjustments to the estimated value of assets and costs of liquidation and other recurring estimates) necessary for a fair statement of the results of the liquidation of the Company for the interim period have been recorded.

Note 1. SALE OF SUBSTANTIALLY ALL ASSETS, ACCOUNTING BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sale of Substantially All Assets

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

     Effective April 16, 2004, the Company and Sensitech completed the Asset Sale. The aggregate consideration received by the Company at the closing was comprised of $10,595,589 in cash. In addition, Sensitech assumed $233,569 of the Company's payables and assumed certain other liabilities. At closing, Sensitech retained a $250,000 holdback amount in the Asset Sale. Under the terms of the Asset Purchase Agreement, the Company retained certain assets and liabilities, including certain cash, receivables, production equipment, office equipment, machines, tools, fixtures, furniture and certain retained liabilities.

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

     On January 29, 2004 the Company entered into an Asset Purchase Agreement with Rask Holding ApS, to sell its Vitsab division for $175,000 plus assumed liabilities. The transaction was consummated on the same date. Rask Holding acquired all of the assets associated with the Vitsab division except cash and accounts receivable, and assumed all liabilities associated with the Vitsab division except liabilities associated with a raw material purchase from a specific vendor and for taxes resulting from operations of the Vitsab division prior to January 29, 2004. The Vitsab operations have been reflected as discontinued operations in the accompanying consolidated statements of income and cash flows for the three months ended July 31, 2003.

     Liquidation Basis of Accounting

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

     Our remaining assets consist primarily of cash.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for contingencies and estimated costs of liquidation, which represents the estimate of costs to be incurred during dissolution. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at July 31, 2004 consisted of deposits and money market funds maintained with major financial institutions.

     Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

Note 2.  LIABILITIES

       Liabilities, including estimated costs of liquidation, consist of the following:

                                              July 31, 2004    April 30, 2004
                                              -------------    --------------
                                               (Unaudited)
Accounts payable and accrued liabilities         $188,253          $707,444
Estimated costs of liquidation:
    Employee compensation and benefits            165,000           130,000
    Legal, audit and tax services                 125,000           125,000
    Insurance                                     212,000           212,000
    In-the-money stock options                    152,400           152,400
    Other estimated costs of liquidation          132,553            10,731
                                                ---------        ----------
                                                  786,953           630,131
                                                ---------        ----------
Total liabilities                                $975,206        $1,337,575
                                                =========        ==========

Note 3.  CONTINGENCIES

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Upon the sale of substantially all of the assets of the Company on April 16, 2004, we ceased normal operations and began the orderly liquidation of the Company. Under the terms of the Asset Sale, we also provided contract manufacturing services to Sensitech from April 16, 2004 through July 2, 2004.

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

     The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto.

Critical Accounting Policies and Estimates

     The presentation of our historical and liquidation based financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to accrued costs of liquidation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our historical and liquidation based financial statements:

     Contingent Liabilities

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

     Estimated Costs of Liquidation and Effects of Change to Liquidation Basis

     Pursuant to the plan of dissolution, which was approved by stockholders on April 15, 2004, our operations (other than the contract manufacturing under the Manufacturing Services Agreement with Sensitech, which services ended on July 2,
2004) have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of April 16, 2004. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations for the three months ended and cash flows for three months ended July 31, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

     It is our intention to settle our outstanding obligations and convert our remaining assets to cash as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues.

     For details of the estimated cost of liquidation at July 31, 2004, please refer to Note 2 to the unaudited financial statements of the Company on page 8.

Comparison of our Changes in Net Assets in Liquidation for the Three Months Ended July 31, 2004 compared to our Results of Operations for the Three Months Ended July 31, 2003

     This comparison should be read in conjunction with the accompanying financial statements and notes. On April 16, 2004, we completed the sale of substantially all of our operating assets to Sensitech Inc. and ceased preparing our financial statements on a going concern basis under U.S. generally accepted accounting principles. Accordingly, changes in net assets in liquidation for the three months ended July 31, 2004 are not comparable to the results of operations for the three months ended July 31, 2003. Effective April 16, 2004, we adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying financial statements. In the current fiscal year we had no operations. Therefore, there is no discussion of operations in this comparison. Net assets in liquidation decreased by approximately $190,000 for the quarter ended July 31, 2004. We increased our estimate of costs of liquidation by approximately $157,000 to reflect our current understanding of the future costs and expenses expected to be incurred. The decrease in net assets was partially offset by interest income and billings to Sensitech Inc for manufacturing services.

Liquidity and Capital Resources

      As of July 31, 2004, our net assets in liquidation were $6,426,274, primarily consisting of cash and cash equivalents of $6,947,647. Our cash is being used to pay our outstanding liabilities and obligations. We recorded $22,014 of interest income for the three months ended July 31, 2004. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

     Outstanding Liabilities

     At July 31, 2004, we had $975,206 of outstanding liabilities consisting of $188,253 in accrued liabilities and $786,953 of estimated costs of liquidation. Estimated costs of liquidation include both known and estimated future expenses, including insurance premium expense, salaries and benefits expenses, utilities and office supplies. Actual costs and expenses could differ from those estimates.

Forward-Looking Statements

     Statements contained in this document, which are not historical in nature, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements concerning distributions to shareholders are forward looking statements within the meaning of the Safe Harbor. These statements are based on management's current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially from those described herein include, without limitation the following: the precise nature, amount and timing of any distributions to shareholders will depend on and could be delayed by, among other things, claim settlements with creditors or other third parties, and unexpected or greater than expected expenses; our shareholders could be liable to our creditors up to the amount of any liquidating distributions received in the event we fail to create an adequate contingency reserve to satisfy all creditors' claims against us. In addition to the other factors mentioned in this document, we urge you to consider the risk factors and other information contained in our Proxy Statement dated March 15, 2004. Cox Technologies undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company has identified certain areas that potentially subject it to significant concentrations of credit risk. These areas for potential risk include cash and cash equivalents and amounts due from purchaser. Cash balances at financial institutions are in excess of FDIC insurance coverage. The cash balances are maintained at financial institutions with high credit - quality ratings and the Company believes no significant risk of loss exists with respect to those balances. The Company believes that amounts reported for cash and cash equivalents and amounts due from purchaser are considered to be reasonable approximations of their fair values due to their short-term nature.

Item 4.  INTERNAL CONTROLS AND PROCEDURES

     Since the Asset Sale on April 16, 2004, we have been in the process of winding down our operations and liquidating the Company, including significantly reducing our workforce. As of September 13, 2004, the Company has four employees. As a result of the decrease in workforce, the Company has limitations on its ability to provide adequate segregation of duties and employ other common internal control practices. While the activities of the Company are being closely monitored by the Board of Directors, our inability to provide adequate segregation of duties and other mitigating controls may be considered a material weakness in internal controls over financial reporting.

                    PART II . OTHER INFORMATION AND SIGNATURE

Item 1.  Legal Proceedings

          We are not currently engaged in any legal and administrative proceedings incidental to our previous business activities and current dissolution efforts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          No securities of the Registrant were issued during the three months ended July 31, 2004.

Item 6.  Exhibits

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

                             COX TECHNOLOGIES, INC.
                                  (Registrant)

Date:    09-13-04                    /s/  Brian D. Fletcher
         --------                   -----------------------------
                                    Brian D Fletcher
                                    Co-Chief Executive Officer

Date:    09-13-04                    /s/  Kurt C. Reid
         --------                   -----------------------------
                                    Kurt C. Reid
                                    Co-Chief Executive Officer

Date:    09-13-04                   /s/  John R. Stewart
         --------                   -----------------------------
                                    John R. Stewart
                                    Chief Financial Officer