Form 10-Q
period 2004-10-31
COX TECHNOLOGIES INC
filed 2004-12-15
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2004

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at December 14, 2004..................................................38,167,077

                             COX TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


FACE SHEET ................................................................... 1
TABLE OF CONTENTS ............................................................ 2

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

         Statement of Net Assets in Liquidation at October 31, 2004
          (Unaudited) and April 30, 2004 ..................................... 3

         Statement of Changes in Net Assets in Liquidation for the Three
          and Six Months ended October 31, 2004 (Unaudited) .................. 4

         Consolidated Statement of Income For the Three and Six Months
          Ended October 31, 2003 (Unaudited) ................................. 5

         Consolidated Statement of Cash Flows For the Six Months Ended
          October 31, 2003 (Unaudited) ....................................... 6

         Notes to Consolidated Financial Statements (Unaudited) ............ 7-8

Item 2.     Management's Discussion and Analysis
             of Financial Condition and Results of Operations ............. 9-10
Item 3.     Quantitative and Qualitative Disclosure About Market Risks ...... 11
Item 4.     Controls and Procedures ......................................... 11

PART II.   OTHER INFORMATION AND SIGNATURES
Item 1.     Legal Proceedings ............................................... 11
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ..... 11
Item 6.     Exhibits
                31.1 - Certification by Co-Chief Executive Officer ......... A-1
                31.2 - Certification by Co-Chief Executive Officer ......... A-2
                31.3 - Certification by Chief Financial Officer ............ A-3
                32.1 - Certificate of Co-Chief Executive Officers .......... A-4
                32.2 - Certificate of Chief Financial Officer .............. A-5

Signatures .................................................................. 12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COX TECHNOLOGIES, INC.
STATEMENTS OF NET ASSETS IN LIQUIDATION


                                              October 31, 2004   April 30, 2004
                                              ----------------   --------------
                                                 (Unaudited)
ASSETS
      Cash and cash equivalents                  $7,177,410        $7,597,606
      Amounts due from purchaser                       --             319,613
      Other assets                                     --              36,711
                                                 ----------        ----------
          TOTAL ASSETS                           $7,177,410        $7,953,930
                                                 ==========        ==========

LIABILITIES
       Accounts payable and accrued liabilities  $  140,559        $  707,444
       Estimated costs of liquidation               913,770           630,131
                                                 ----------        ----------
       Commitments and contingencies
          TOTAL LIABILITIES                       1,054,329         1,337,575
                                                 ----------        ----------
NET ASSETS IN LIQUIDATION                        $6,123,081        $6,616,355
                                                 ==========        ==========


                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION


                                               Three Months       Six Months
                                             Ended October 31, Ended October 31,
                                                   2004              2004
                                                   ----              ----
                                                (Unaudited)       (Unaudited)
NET DECREASE IN NET ASSETS IN LIQUIDATION:
-----------------------------------------
   Interest Income                              $    29,727       $    51,741
   Increase in estimated costs of liquidation   (   332,920)      (   545,015)
                                                -----------       -----------

NET DECREASE IN ASSETS IN LIQUIDATION           (   303,193)      (   493,274)
NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD    6,426,274         6,616,355
                                                -----------       -----------
NET ASSETS IN LIQUIDATION, END OF PERIOD        $ 6,123,081       $ 6,123,081
                                                ===========       ===========


                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                         Three Months Ended  Six Months Ended
                                                          October 31, 2003   October 31, 2003
                                                          ----------------   ----------------
                                                             (Unaudited)        (Unaudited)
REVENUE:
   Sales                                                     $  2,631,310      $  4,964,861
                                                             ------------      ------------
COSTS AND EXPENSES:
   Cost of sales                                                1,232,798         2,359,971
   General and administrative                                     450,018           890,792
   Selling                                                        239,870           453,913
   Depreciation
                                                                   37,483            70,624
                                                             ------------      ------------
     TOTAL COSTS AND EXPENSES                                   1,960,169         3,775,300
                                                             ------------      ------------
INCOME FROM OPERATIONS                                            671,141         1,189,561
                                                             ------------      ------------
OTHER INCOME (EXPENSE):
   Other income                                                     9,155            25,699
   Interest expense                                              (141,342)         (241,145)
                                                             ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                                (132,187)         (215,446)
                                                             ------------      ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             538,954           974,115
PROVISION FOR INCOME TAXES                                           --                --
                                                             ------------      ------------
INCOME FROM CONTINUING OPERATIONS                                 538,954           974,115
LOSS FROM DISCONTINUED OPERATIONS                                 170,282           278,117
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS                --                --
                                                             ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS                                 170,282           278,117
                                                             ------------      ------------
NET INCOME                                                   $    368,672      $    695,998
                                                             ============      ============
EARNINGS PER SHARE, BASIC AND DILUTED:
     Continuing Operations                                   $        .01      $        .03
     Discontinued Operations                                      ( $.00)           ( $.01)
     Net Income                                              $        .01      $        .02
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           38,336,671        38,337,883


                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Six Months Ended
                                                       October 31, 2003
                                                       ----------------
                                                          (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                         $ 368,672
       Adjustments to reconcile net income
           to net cash used by operating activities:
            Depreciation                                     73,535
            Amortization of patents                           9,571
            Decrease in allowance for doubtful accounts        --
            Other                                            (3,202)
            Decrease in valuation adjustment                  8,928
                                                          ---------
                                                            457,504
       Changes in assets and liabilities:
          Decrease in current assets:
            Accounts receivable                            (204,537)
            Inventory                                      (380,024)
            Prepaid expenses                                (43,621)

          Increase in current liabilities:
            Accounts payable and accrued expenses            62,940
                                                          ---------
CASH USED IN OPERATING ACTIVITIES                          (107,738)
                                                          ---------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                   (11,888)
                                                          ---------
CASH USED IN INVESTING ACTIVITIES                           (11,888)
                                                          ---------
CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock, net                          1,072
       Increase in debt                                      28,062
                                                          ---------
CASH PROVIDED BY FINANCING ACTIVITIES                        29,134
                                                          ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (5,467)
                                                          ---------
NET DECREASE IN CASH                                        (95,959)
CASH AND CASH EQUIVALENTS, beginning of period              716,147
CASH AND CASH EQUIVALENTS, end of period                  $ 620,188
                                                          =========
Supplemental Cash Flow Information
Interest paid                                             $  11,125
Income taxes paid                                         $    --


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

     On January 29, 2004 the Company entered into an Asset Purchase Agreement with Rask Holding ApS, to sell its Vitsab division for $175,000 plus assumed liabilities. The transaction was consummated on the same date. Rask Holding acquired all of the assets associated with the Vitsab division except cash and accounts receivable, and assumed all liabilities associated with the Vitsab division except liabilities associated with a raw material purchase from a specific vendor and for taxes resulting from operations of the Vitsab division prior to January 29, 2004. The Vitsab operations have been reflected as discontinued operations in the accompanying consolidated statements of income and cash flows for the three and six months ended October 31, 2003.

     Liquidation Basis of Accounting

     Pursuant to the Plan of dissolution approved by shareholders on April 15, 2004, we plan to file articles of dissolution with the North Carolina Secretary of State in the Company's third quarter of fiscal 2005 or first quarter of calendar 2005. (We can use language to fit whether the filing is going to happen in Dec 2004 or Jan 2005?) Since April 15, 2004, the Company has been engaged in contract manufacturing for Sensitech (which services ended on July 2, 2004), selling and converting its non-cash assets, discharging its liabilities and otherwise winding-up the business and affairs in preparation for liquidation. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Distributions ultimately made to shareholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future changes in estimated investment income, settlement of liabilities and obligations and final costs of liquidation.

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

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at October 31, 2004 consisted of deposits and money market funds maintained with major financial institutions.

     Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

Note 2. LIABILITIES

       Liabilities, including estimated costs of liquidation, consist of the following:

                                         October 31, 2004  April 30, 2004
                                         ----------------  --------------
                                            (Unaudited)
Accounts payable and accrued liabilities    $  140,559      $  707,444
Estimated costs of liquidation:
 Employee compensation and benefits            179,800         130,000
 Legal, audit and tax services                 100,000         125,000
 Insurance                                     216,000         212,000
 In-the-money stock options                    127,000         152,400
 Other estimated costs of liquidation          290,970          10,731
                                            ----------      ----------
                                               913,770         630,131
                                            ----------      ----------
Total liabilities                           $1,054,329      $1,337,575
                                            ==========      ==========


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

     The Company has learned of threatened claims involving previous business activities. Management has provided in the estimated costs of liquidation an amount to vigorously defend against these threatened claims should the need arise.

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

     Estimated Costs of Liquidation and Effects of Change to Liquidation Basis

     Pursuant to the plan of dissolution, which was approved by stockholders on April 15, 2004, our operations (other than the contract manufacturing under the Manufacturing Services Agreement with Sensitech, which services ended on July 2,
2004) have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of April 16, 2004. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations for the three and six months ended and cash flows for six months ended October 31, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

     It is our intention to settle our outstanding obligations and convert our remaining assets to cash as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues.

     For details of the estimated cost of liquidation at October 31, 2004, please refer to Note 2 to the unaudited financial statements of the Company on page 8.

Comparison of our Changes in Net Assets in Liquidation for the Three and Six Months Ended October 31, 2004 compared to our Results of Operations for the Three and Six Months Ended October 31, 2003

     This comparison should be read in conjunction with the accompanying financial statements and notes. On April 16, 2004, we completed the sale of substantially all of our operating assets to Sensitech Inc. and ceased preparing our financial statements on a going concern basis under U.S. generally accepted accounting principles. Accordingly, changes in net assets in liquidation for the three and six months ended October 31, 2004 are not comparable to the results of operations for the three and six months ended October 31, 2003. Effective April 16, 2004, we adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying financial statements. In the current fiscal year we had no operations. Therefore, there is no discussion of operations in this comparison. Net assets in liquidation decreased by $280,639 for the quarter ended October 31, 2004. We increased our estimate of costs of liquidation by $310,366 to reflect our current understanding of the future costs and expenses expected to be incurred. The decrease in net assets was partially offset by interest income.

Liquidity and Capital Resources

     As of October 31, 2004, our net assets in liquidation were $6,123,081, primarily consisting of cash and cash equivalents of $7,177,410. Our cash is being used to pay our outstanding liabilities and obligations. We recorded $29,727 and $51,741 of interest income for the three and six months ended October 31, 2004, respectively. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

     Outstanding Liabilities

     At October 31, 2004, we had $1,054,329 of outstanding liabilities consisting of $140,559 in accounts payable and accrued liabilities and $913,770 of estimated costs of liquidation. Estimated costs of liquidation include both known and estimated future expenses, including costs and expenses to defend against known potential claims associated with former business activities, professional fees for legal and accounting services, insurance premium expense, salaries and benefits expenses, utilities and office supplies. Actual costs and expenses could differ from those estimates.

     The Company intends to file for an arbitration hearing involving a potential claim from a third party. The potential claim involves previous business activities of the Company. Magagement does not believe the third party claim has any merit and intends to vigorously pursue this matter to a conclusion.

Forward-Looking Statements

                  Statements contained in this document, which are not historical in nature, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements concerning distributions to shareholders are forward looking statements within the meaning of the Safe Harbor. These statements are based on management's current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially from those described herein include, without limitation the following: the precise nature, amount and timing of any distributions to shareholders will depend on and could be delayed by, among other things, claim settlements with creditors or other third parties, and unexpected or greater than expected expenses; our shareholders could be liable to our creditors up to the amount of any liquidating distributions received in the event we fail to create an adequate contingency reserve to satisfy all creditors' claims against us. In addition to the other factors mentioned in this document, we urge you to consider the risk factors and other information contained in our Proxy Statement dated March 15, 2004. Cox Technologies undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

Item 4. CONTROLS AND PROCEDURES

     Since the Asset Sale on April 16, 2004, we have been in the process of winding down our operations and liquidating the Company, including significantly reducing our workforce. As of December 14, 2004, the Company has four employees. As a result of the decrease in workforce, the Company has limitations on its ability to provide adequate segregation of duties and employ other common internal control practices. While the activities of the Company are being closely monitored by the Board of Directors, our inability to provide adequate segregation of duties and other mitigating controls may be considered a material weakness in internal controls over financial reporting.


                    PART II. OTHER INFORMATION AND SIGNATURE

Item 1. Legal Proceedings

     We are not currently engaged in any legal and administrative proceedings incidental to our previous business activities and current dissolution efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     No securities of the Registrant were issued during the three months ended October 31, 2004.

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

                             COX TECHNOLOGIES, INC.
                                  (Registrant)


Date:    12-15-04                   /s/  Brian D. Fletcher
         --------                   -------------------
                                    Brian D Fletcher
                                    Co-Chief Executive Officer


Date:    12-15-04                   /s/  Kurt C. Reid
         --------                   -------------------
                                    Kurt C. Reid
                                    Co-Chief Executive Officer


Date:    12-15-04                   /s/ John R. Stewart
         --------                   --------------------
                                    John R. Stewart
                                    Chief Financial Officer