Form 10-Q
period 2005-01-31
COX TECHNOLOGIES INC
filed 2005-03-18
CIK 65031

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at January 16, 2005...................................................38,167,077

                             COX TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


FACE SHEET ....................................................................1
TABLE OF CONTENTS .............................................................2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Statements of Net Assets in Liquidation at January 31, 2005
            (Unaudited) and April 30, 2004 ....................................3
         Statements of Changes in Net Assets in Liquidation for the
            Three and Nine Months ended January 31, 2005(Unaudited) ...........4
         Consolidated Statements of Income For the Three and Nine
            Months Ended January 31, 2004 (Unaudited) .........................5
         Consolidated Statement of Cash Flows For the Nine Months
            Ended January 31, 2004 (Unaudited) ................................6
         Notes to Consolidated Financial Statements (Unaudited) .............7-9

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations ...............9-11
Item 3.  Quantitative and Qualitative Disclosure About Market Risks ..........11
Item 4.  Controls and Procedures .............................................11

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings ...................................................11
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........12
Item 6.  Exhibits

         31.1 - Certification by Co-Chief Executive Officer .................A-1
         31.2 - Certification by Co-Chief Executive Officer .................A-2
         31.3 - Certification by Chief Financial Officer ....................A-3
         32.1 - Certificate of Co-Chief Executive Officers ..................A-4
         32.2 - Certificate of Chief Financial Officer ......................A-5

Signatures ...................................................................12

PART I .  FINANCIAL INFORMATION

Item 1.     Financial Statements

COX TECHNOLOGIES, INC.
STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                January 31, 2005  April 30, 2004
                                                ----------------  --------------
                                                   (Unaudited)
ASSETS
      Cash and cash equivalents                     $2,574,441      $7,597,606
      Amounts due from purchaser                          --           319,613
      Other assets                                        --            36,711
                                                    ----------      ----------
          TOTAL ASSETS                              $2,574,441      $7,953,930
                                                    ==========      ==========

LIABILITIES
       Accounts payable and accrued liabilities     $   45,637      $  707,444
       Distribution declared and unpaid                982,290            --
       Estimated costs of liquidation                  483,725         630,131
                                                    ----------      ----------
       Commitments and contingencies

          TOTAL LIABILITIES                          1,511,652       1,337,575
                                                    ----------      ----------
NET ASSETS IN LIQUIDATION                           $1,062,789      $6,616,355
                                                    ==========      ==========



                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                                          Three Months Ended       Nine Months Ended
                                                           January 31, 2005         January 31, 2005
                                                           ----------------         ----------------
                                                              (Unaudited)              (Unaudited)
NET DECREASE IN NET ASSETS IN LIQUIDATION:
-----------------------------------------
   Interest Income                                            $    37,897              $    89,638
   Distribution  to shareholders                              ( 5,343,391)              (5,343,391)
   Decrease (increase) in estimated costs of liquidation          245,202               (  299,813)
                                                            -------------             ------------

NET DECREASE IN ASSETS IN LIQUIDATION                          (5,060,292)              (5,553,566)
NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD                  6,123,081                6,616,355
                                                            -------------             ------------
NET ASSETS IN LIQUIDATION, END OF PERIOD                      $ 1,062,789              $ 1,062,789
                                                            =============             ============



                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended  Nine Months Ended
                                                      January 31, 2004    January 31, 2004
                                                      ----------------    ----------------
                                                        (Unaudited)          (Unaudited)
REVENUE:
   Sales                                                $  2,481,510        $  7,446,371
                                                        ------------        ------------
COSTS AND EXPENSES:
   Cost of sales                                           1,274,501           3,609,674
   General and administrative                                443,493           1,334,283
   Selling                                                   235,679             689,592
   Depreciation                                               24,867              73,694
                                                        ------------        ------------
     TOTAL COSTS AND EXPENSES                              1,978,540           5,707,243
                                                        ------------        ------------
INCOME FROM OPERATIONS                                       502,970           1,739,128
                                                        ------------        ------------

OTHER INCOME (EXPENSE):
   Other income                                               22,298              48,289
   Interest expense                                          (91,281)           (332,717)
                                                        ------------        ------------
     TOTAL OTHER INCOME (EXPENSE)                            (68,983)           (284,428)
                                                        ------------        ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        433,987           1,454,700
PROVISION FOR INCOME TAXES                                      --                  --
                                                        ------------        ------------
INCOME FROM CONTINUING OPERATIONS                            433,987           1,454,700
OPERATING LOSS FROM DISCONTINUED OPERATIONS                   39,989             364,703
LOSS ON SALE OF ASSETS OF DISCONTINUED OPERATIONS            248,690             248,690
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS           --                  --
                                                        ------------        ------------
LOSS FROM DISCONTINUED OPERATIONS                            288,679             613,393
                                                        ------------        ------------
NET INCOME                                              $    288,679        $    841,307
                                                        ============        ============
EARNINGS PER SHARE, BASIC AND DILUTED:
   Continuing Operations                                $        .01        $        .04
   Discontinued Operations                                    ( $.01)             ( $.02)
   Net Income                                           $        .00        $        .02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      38,331,825          38,335,863

                  See Notes to Unaudited Financial Statements.

COX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Nine Months Ended
                                                                January 31, 2004
                                                                ----------------
                                                                   (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                 $   841,307
       Adjustments to reconcile net income
           to net cash used by operating activities:
           Depreciation                                               181,849
           Amortization of patents                                     28,711
           Increase in allowance for doubtful accounts                  6,170
           Other                                                       (9,853)
           Loss on sale of assets of discontinued operations          248,690
           Decrease in valuation adjustment                             8,928
                                                                  -----------
                                                                    1,305,802
       Changes in assets and liabilities:
          (Increase) decrease in current assets:
               Accounts receivable                                   (312,760)
               Inventory                                             (655,201)
               Prepaid expenses                                       (41,577)
          Increase in current liabilities:
               Accounts payable and accrued expenses                  257,613
                                                                  -----------
CASH PROVIDED BY OPERATING ACTIVITIES                                 553,877
                                                                  -----------
CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                            (43,675)
        Collection of note receivable from property held for sale      75,000
                                                                  -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                  31,325
                                                                  -----------
CASH FLOW FROM FINANCING ACTIVITIES:
        Issuance of common stock, net                                   1,072
        Decrease in debt                                             (413,192)
        Decrease in subscription receivable                            11,279
                                                                  -----------
CASH USED IN FINANCING ACTIVITIES                                    (400,841)
                                                                  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (15,725)
                                                                  -----------
NET INCREASE IN CASH                                                  168,636
CASH AND CASH EQUIVALENTS, beginning of period                        572,149
                                                                  -----------
CASH AND CASH EQUIVALENTS, end of period                          $   740,785
                                                                  ===========
Supplemental Cash Flow Information
Interest paid                                                     $    36,959
Income taxes paid                                                 $       --
Note received from sale of Vitsab operations                      $   175,000


                  See Notes to Unaudited Financial Statements

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

     On January 29, 2004 the Company entered into an Asset Purchase Agreement with Rask Holding ApS, to sell its Vitsab division for $175,000 plus assumed liabilities. The transaction was consummated on the same date. Rask Holding acquired all of the assets associated with the Vitsab division except cash and accounts receivable, and assumed all liabilities associated with the Vitsab division except liabilities associated with a raw material purchase from a specific vendor and for taxes resulting from operations of the Vitsab division prior to January 29, 2004. The Vitsab operations have been reflected as discontinued operations in the accompanying consolidated statements of income and cash flows for the three and nine months ended January 31, 2004.

     Liquidation Basis of Accounting

     Pursuant to the Plan of dissolution approved by shareholders on April 15, 2004, we filed Articles of Dissolution with the North Carolina Secretary of State on January 3, 2005. Since April 15, 2004, the Company has been engaged in contract manufacturing for Sensitech (which services ended on July 2, 2004), selling and converting its non-cash assets, discharging its liabilities and otherwise winding-up the business and affairs in preparation for liquidation. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Distributions ultimately made to shareholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future changes in estimated investment income, settlement of liabilities and obligations and final costs of liquidation.

     Our remaining assets consist of cash.

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

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at January 31, 2005 consisted of deposits and money market funds maintained with major financial institutions.

     Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

Note 2.  LIABILITIES

     Liabilities, including the portion of the shareholder distribution declared and unpaid and estimated costs of liquidation, consist of the following:


                                             January 31, 2005    April 30, 2004
                                             ----------------    --------------
                                               (Unaudited)
Accounts payable and accrued liabilities       $   45,637         $  707,444
Distribution declared and unpaid                  982,290               --
Estimated costs of liquidation:
  Employee compensation and benefits               81,637            130,000
  Legal, audit and tax services                    34,000            125,000
  Insurance                                          --              212,000
  In-the-money stock options                      147,088            152,400
  Other estimated costs of liquidation            221,000             10,731
                                               ----------         ----------
                                                  483,725            630,131
                                               ----------         ----------
Total liabilities                              $1,511,652         $1,337,575
                                               ==========         ==========

     On January 3, 2005 the Company filed Articles of Dissolution with the office of the North Carolina Secretary of State. The effective date of the dissolution was fixed as January 16, 2005 (the "effective date"). The Board of Directors of the Company also approved (i) a distribution of $.14 per share to holders of the Company's common stock at the close of trading on the effective date (the "initial distribution"), and (ii) the closing of the Company's transfer books as of the close of trading on the effective date.

On January 24, 2005, the Company initiated the mailing of transmittal materials to holders of record on the effective date. As of January 31, 2005, the Company has disbursed $4,361,101, of the initial $5,343.391 distribution approved, to shareholders who have accurately completed and returned the transmittal materials. The balance of $982,290 represents the difference between the declared total initial distribution and amount disbursed through January 31, 2005. It is anticipated that a second and final distribution to shareholders of approximately $.02 to $.03 will be made on or before April 30, 2005.

Note 3.  CONTINGENCIES

     From time to time, we have been subject to pending or threatened litigation. Also, from time to time we have been advised that certain parties may exert claims related to our previous business activities and current dissolution efforts. We are unaware of any other claims that are likely to be made. However, no assurance can be made with respect to claims that may be made and the results of legal proceedings cannot be predicted with certainty. Future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse affect on the net assets available for distribution.

     The Company filed for an arbitration hearing in the third quarter ended January 31, 2005 involving a potential claim from a third party. The potential claim involved previous business activities of the Company. The Company reached a settlement with the potential claimant that avoided prolonged legal activity and fees and did not significantly reduce the assets available to distribution to shareholders.


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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our historical and liquidation based financial statements:

     Contingent Liabilities

     From time to time, we have been subject to pending or threatened litigation. Also, from time to time we have been advised that certain parties may exert claims related to our previous business activities and current dissolution efforts. We are unaware of any other claims that are likely to be made. However, no assurance can be made with respect to claims that may be made and the results of legal proceedings cannot be predicted with certainty. Future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse affect on the net assets available for distribution.

     Estimated Costs of Liquidation and Effects of Change to Liquidation Basis

     Pursuant to the plan of dissolution, which was approved by stockholders on April 15, 2004, our operations (other than the contract manufacturing under the Manufacturing Services Agreement with Sensitech, which services ended on July 2,
2004) have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of April 16, 2004. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations for the three and nine months ended and cash flows for nine months ended January 31, 2004 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

      It is our intention to settle our outstanding obligations and convert our remaining assets to cash as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues.

     For details of the estimated costs of liquidation at January 31, 2005, please refer to Note 2 to the unaudited financial statements of the Company on page 8.

Comparison of our Changes in Net Assets in Liquidation for the Three and Nine Months Ended January 31, 2005 compared to our Results of Operations for the Three and Nine Months Ended January 31, 2004

     This comparison should be read in conjunction with the accompanying financial statements and notes. On April 16, 2004, we completed the sale of substantially all of our operating assets to Sensitech Inc. and ceased preparing our financial statements on a going concern basis under U.S. generally accepted accounting principles. Accordingly, changes in net assets in liquidation for the three and nine months ended January 31, 2005 are not comparable to the results of operations for the three and nine months ended January 31, 2004. Effective April 16, 2004, we adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying financial statements. In the current fiscal year we had no operations. Therefore, there is no discussion of operations in this comparison. Net assets in liquidation decreased by $5,060,292 for the quarter ended January 31, 2005. The decrease was due to an approved distribution to shareholders of $5,343,391 offset somewhat by a decrease in estimated costs of liquidation of $245,202. We reduced our estimate of costs of liquidation to reflect our current understanding of the future costs and expenses expected to be incurred. The decrease in net assets was partially offset by interest income.

Liquidity and Capital Resources

      As of January 31, 2005, our net assets in liquidation were $1,062,789, consisting of cash and cash equivalents of $2,574,441. Our cash is being used to pay our outstanding liabilities and obligations. We recorded $37,897 and $89,638 of interest income for the three and nine months ended January 31, 2005, respectively. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders.

     Outstanding Liabilities

     At January 31, 2005, we had $1,511,652 of outstanding liabilities consisting of $45,637 in accounts payable and accrued liabilities, $982,290 of shareholder distributions declared and unpaid and $483,725 of estimated costs of liquidation. Estimated costs of liquidation include both known and estimated future expenses, including costs and expenses to defend against potential claims associated with former business activities, professional fees for legal and accounting services, insurance premium expense, salaries and benefits expenses, utilities and office supplies. Actual costs and expenses could differ from those estimates.

     The Company filed for an arbitration hearing in the third quarter ended January 31, 2005 involving a potential claim from a third party. The potential claim involved previous business activities of the Company. The Company reached a settlement with the potential claimant that avoided prolonged legal activity and fees and did not significantly reduce the assets available to distribution to shareholders.

Distribution of Assets to Shareholders

     On January 3, 2005 the Company filed Articles of Dissolution with the office of the North Carolina Secretary of State. The effective date of the dissolution was fixed as January 16, 2005 (the "effective date"). The Board of Directors of the Company also approved (i) a distribution of $.14 per share to holders of the Company's common stock at the close of trading on the effective date (the "initial distribution"), and (ii) the closing of the Company's transfer books as of the close of trading on the effective date.

     On January 24, 2005, the Company initiated the mailing of transmittal materials to holders of record on the effective date. As of January 31, 2005, the Company has disbursed $4,361,101, of the initial distribution approved, to shareholders who have accurately completed and returned the transmittal materials. It is anticipated that a second and final distribution to shareholders of approximately $.02 to $.03 will be made on or before April 30, 2005.

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

     The Company has identified certain areas that potentially subject it to significant concentrations of credit risk. These areas for potential risk include cash and cash equivalents. Cash balances at financial institutions are in excess of FDIC insurance coverage. The cash balances are maintained at financial institutions with high credit - quality ratings and the Company believes no significant risk of loss exists with respect to those balances. The Company believes that amounts reported for cash and cash equivalents are considered to be reasonable approximations of their fair values due to their short-term nature.


Item 4.  CONTROLS AND PROCEDURES

     Since the Asset Sale on April 16, 2004, we have been in the process of winding down our operations and liquidating the Company, including significantly reducing our workforce. As of March 11, 2005, the Company has four employees. As a result of the decrease in workforce, the Company has limitations on its ability to provide adequate segregation of duties and employ other common internal control practices. While the activities of the Company are being closely monitored by the Board of Directors, our inability to provide adequate segregation of duties and other mitigating controls may be considered a material weakness in internal controls over financial reporting.


                    PART II. OTHER INFORMATION AND SIGNATURE

Item 1.   Legal Proceedings

     We are not currently engaged in any legal and administrative proceedings incidental to our previous business activities and current dissolution efforts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     No securities of the Registrant were issued during the three months ended January 31, 2005

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


                             COX TECHNOLOGIES, INC.
                                  (Registrant)


Date:    03-11-05                   /s/ Brian D. Fletcher
         --------                   -----------------------
                                    Brian D Fletcher
                                    Co-Chief Executive Officer


Date:    03-11-05                   /s/ Kurt C. Reid
         --------                   -----------------------
                                    Kurt C. Reid
                                    Co-Chief Executive Officer


Date:    03-11-05                   /s/ John R. Stewart
         --------                   -----------------------
                                    John R. Stewart
                                    Chief Financial Officer